Form 10-K
period 2020-12-31
Benessere Capital Acquisition Corp.
filed 2021-03-31
CIK 1828735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39836

Benessere Capital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3223033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

78 SW 7th Street, Suite 500 Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 467-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one Right and three-fourths of one Redeemable Warrant	BENEU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	BENE	The Nasdaq Stock Market LLC

Rights, exchangeable into one-tenth of one share of Class A Common Stock	BENER	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	BENEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒         No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the Nasdaq Stock Market on January 5, 2021 and the registrant’s shares of Class A common stock, rights, and warrants began trading on January 28, 2021.

As of March 31, 2021 there were 9,405,931 shares of Class A common stock, par value $0.0001 per share and 3,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“board of directors” or “board” are to the board of directors of the Company;
•	“common stock” are to our Class A common stock and our Class B common stock, collectively;
•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
•	“DGCL” are to the Delaware General Corporation Law;
•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“founder shares” (which includes the representative shares) are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
•	“GAAP” are to the accounting principles generally accepted in the United States of America;
•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
•	“initial public offering” are to the initial public offering that was consummated by the Company on January 7, 2021
•	“initial stockholders” are to our sponsor and any other holders of our founder shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);
•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
•	“management” or our “management team” are to our officers and directors;
•	“Nasdaq” are to the Nasdaq Stock Market;
•	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share, three-fourths of one placement warrant and one placement right;
•	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;
•	“placement rights” are to the rights included within the placement units purchased by our sponsor in the private placement;
•	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;
•	“private placement” are to the private placement of 393,750 placement units at a price of $10.00 per unit, for an aggregate purchase price of $3,937,500, which occurred simultaneously with the completion of our initial public offering;
•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“public rights” are to the rights sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);
•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
•	“Registration Statement” are to the Form S-1 filed with the SEC on November 3, 2020, as amended;
•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;
•	“representative” are to Kingswood Capital Markets, division of Benchmark Investments, Inc., who is the representative of the underwriters in our initial public offering;
•	“representative shares” are to the 125,000 shares of our Class B common stock issued in October 2020 to the representative and its designees;
•	“rights” are to our rights, which include the public rights as well as the placement rights to the extent they are no longer held by the initial purchasers of the placement rights or their permitted transferees;
•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
•	“SEC” are to the U.S. Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“sponsor” are to ARC Global Investments LLC, a Delaware limited liability company;
•	“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which an amount of $101,500,000 ($10.15 per unit) from the net proceeds of the sale of the units and placement units in the initial public offering was placed following January 7, 2021
•	“trustee” are to Continental;

•	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;
•	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;
•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants sold as part of the placement units issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;
•	“warrant agent” are to Continental; and
•	“we,” “us,” “Company” or “our Company” are to Benessere Capital Acquisition Corp.

PART I

Item 1.	Business.

General

We are an early stage blank check company incorporated in September 2020 as a Delaware corporation whose business purpose is to effect an initial business combination. Since our initial public offering, we have focused our search for an initial business combination with businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we expect to focus on middle market and emerging growth technology-focused companies in the North, Central and South America (which we refer to as the Americas).

Initial Public Offering

On January 7, 2021, we consummated our initial public offering of 10,000,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, one right to receive one-tenth (1/10) of one share of Class A common stock upon the consummation of the Company’s initial business combination, and three-fourths of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 360,000 units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds of $3,600,000.

A total of $101,500,000, comprised of $97,900,000 of the proceeds from the initial public offering and $3,600,000 of the proceeds of the sale of the placement units was placed in the trust account maintained by maintained by Continental , acting as trustee.

On January 21, 2021, we issued an additional 1,500,000 units and 33,750 placement units in connection with the exercise of the underwriters’ over-allotment option, generating an additional $15,337,500 of gross proceeds.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Patrick Orlando, our Chairman of the Board and Chief Executive Officer, Francisco O. Flores, our Chief Financial Officer, and Guillermo Cruz, our Chief Operating Officer, who have spent significant portions of their careers working with businesses in the technology industry. We must complete our initial business combination by January 7, 2022, which is the date that is twelve (12) months from the closing of our initial public offering. If our initial business combination is not consummated by January 7, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, we are focusing our search on technology-focused emerging growth companies in the Americas. We believe that combining our company with a leading high-growth technology company will fuel organic growth and provide a platform for future acquisitions. We are focusing our search on companies built on disruptive technologies and business platforms. We believe this is the key for potential to gain competitive advantages. With the application of additional capital through our company, we believe we will be able to fast track technological advancement, employ cutting edge design, and improve processes. Sectors we plan on exploring include, but are not limited to, technologically advanced segments of the medical, data and data science, industrial, and financial fields.

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in the Americas, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries in the Americas represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are the following trends in our target sectors:

•	The Development of PE and VC Activities in the Americas: The total assets under management (known as AUM) of North American-focused PE and VC funds reached in excess of $1.8 trillion in 2019 according to McKinsey Global Private Markets Review. The growth of PE and VC investments in the Americas is driving demand for exits the portfolio companies (meaning opportunities for PE and VC firms to monetize their investments in their portfolio companies).

1

•	Strong Performance in the Tech and Software Industries: According to CompTIA, tech services and software account for nearly half of spending in the U.S. technology market, which represents a significantly higher than the rate in many other global regions. While emerging technologies currently account for only 17% of the overall global revenue, they are expected to drive nearly half of the growth in new revenue.

•	Operator-Led SPACs outperform their Sectors: According to McKinsey & Company, SPACs that are led by executives with past C-Suite experience tend to outperform other SPACs (by about 40%) and their industry peers (by about 10%) after at least 12 months of publicly available trading data.

Competitive Advantages

We believe we have the following competitive advantages in our pursuit of a target company:

•	Leadership of an Experienced Management Team.

Our management team is lead by Mr. Patrick Orlando, who, over a 20-year career, has served in many demanding roles in industries such as Investment Banking and Financial Services. Mr. Orlando has experience with SPACs as he is the Chief Executive Officer of Yunhong International.

Mr. Orlando has been in the finance industry since 1995 in widely known institutions such as J.P. Morgan, Deutsche Bank and more recently Benessere Capital. This experience has helped him build a wide network that we believe will provide a steady flow of potential initial business combination opportunities for us. Mr. Orlando also has managerial and operational experience. He was the Chief Financial Officer and Co-Founder of Sucro Can Sourcing LLC from 2014 to 2018, a boutique merchant sugar wholesaling operation. Mr. Orlando grew the business from $1 million in revenue to $186 million in 4 years before implementing a successful exit through a sale of his position to his business partner and Co-Founder. At Sucro Can Sourcing, he was in charge of reviewing all proposed transactions and managing the firm’s finances, including bank lines, futures and investment banking relationships.

Our Chief Financial Officer, Francisco O. Flores, is a seasoned venture capital investor. In 2013, he founded his current venture capital firm, Trebol Capital. Mr. Flores and Trebol Capital have been the lead investor in over 12 tech startups. Mr. Flores has been exposed to a steady stream of entrepreneurs and companies that are searching for capital. We believe these connections will us find an attractive initial business combination partner.

Guillermo Cruz, our Chief Operating Officer, is known for his private equity investment experience and management consulting expertise in Latin America. Mr. Cruz is the Chief Executive Officer and a partner of Asesores de Consejo y Alta Direccion S.C. and Board Solutions LLC, the largest corporate governance consulting firm in Latin America in revenue, a role he has held since 2010. From 2016 to 2019, Mr. Cruz grew the firm’s accumulated revenue by 150% and increased the firm’s client base from 300 to 650 clients historically. In 2013, Mr. Cruz founded GC Capital Investment Fund, a venture capital firm, which has partnered with eight startups in a variety of industries. In October 2020, he formed Maquia Capital, an agricultural private equity firm which manages more than $50 million in investments in Mexico, the United States, and Latin America.

•	Established Deal Sourcing Network. We believe the strong track record of our management team will provide access to quality initial business combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

2

•	Status as a Publicly Listed Acquisition Company. We believe our structure makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. This can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Industry Opportunity

While we may acquire a business in any industry, our focus will be in technology. We believe that our target industry is attractive for a number of reasons:

Private technology companies are fundamentally changing the world at an unprecedented pace by establishing new markets, creating new experiences and disrupting legacy industries. Key technological advances and practices, such as cloud computing, data analytics and intelligence platforms, open source software development, developer-focused software tools, and software-defined networking, storage and computing, are allowing technology companies to rapidly affect change in every major sector of the global economy. Agile private technology companies have embraced these advances and practices to create business models and address market needs that will enable them to reach significant financial scale and create stockholder value.

The number of technology company initial public offerings has also diminished. An average of 159 technology companies went public each year during the 1990s, according to the research firm Deal Logic. Since 2010, however, that yearly average plummeted to only 38, a 76% drop. That smaller initial public offering market has also been predominantly focused on so-called “unicorn” companies (meaning start-up, typically VC-backed companies, often focused on technology, with valuations of over $1 billion). The median market capitalization of a venture-backed initial public offering was about $660 million in 2012; in 2017 it was $1.1 billion, based on data from the University of Florida. We believe this means that very promising, but non-unicorn companies (such as we will likely target for our initial business combination) are in many instances missing out on the ability to do a traditional initial public offering.

Our management team believes that these factors present an intriguing paradox: a growing number of new companies have attracted more private capital. Yet once they flourish, they have a narrower exit route. In addition, that exit route is often reserved for larger companies, a substantial disadvantage for smaller private technology companies.

Ultimately, we believe this same paradox creates a long-term opportunity for stockholder return via an initial business combination with a smaller, high-performing private technology company or companies. Additionally, it provides a persuasive argument for such companies to join with us, as we believe they have fewer exit options than presently exist for unicorns.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Target Size: consistent with our investment thesis as described above, we target businesses of total enterprise value from $200 million to $1 billion in the tech/tech enabled sector.

3

•	Businesses with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

•	Businesses with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We are focusing on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We also seek to prudently leverage this cash flow in order to enhance stockholder value.

•	Strong Management. We seek companies with strong management teams already in place. We spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

•	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•	Appropriate Valuations and Upside Potential. We apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

4

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the technology industry and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with technology related companies and bring additional relationships that further broaden our industry network.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team provides us with an important source of acquisition opportunities. In addition, Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or placement units following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 7, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $115,000,000,we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. From the period commencing with our formation through the date of this Report, there have been no communications or discussions between any of our officers, directors or our sponsor and any of their potential contacts or relationships regarding a potential initial business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Additionally, we may also contact prospective target businesses that Constellation Alpha Capital Corp. had considered and rejected while it was a blank check company searching for target businesses to acquire if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders. Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the Registration Statement and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of January 29, 2021, was approximately $116,728,659. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need 329,689, or 2.87%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved (assuming the initial stockholders do not purchase any units in our initial public offering or units or shares in the after-market and that the 125,000 representative shares are voted in favor of the transaction). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until January 7, 2022.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until January 7, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by January 7, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the 12-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by January 7, 2022. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 7, 2022.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 7, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $730,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account (approximately $567,110 as of March 29, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $620,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $620,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 7, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 7, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by January 7, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by January 7, 2022, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We have three officers. These individuals devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not have any full-time employees. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the January 7, 2022, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	early stage company without an operating history;

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections afforded to investors of blank check companies;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce our sponsor’s indemnification obligations;

•	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

•	dependence on key personnel;

•	conflicts of interest of our sponsor, officers and directors and the representative;

•	the delisting of our securities by Nasdaq;

•	dependence on a single target business with a limited number of products or services;

•	shares being redeemed and warrants and rights becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	our initial stockholders controlling a substantial interest in us;

•	warrants’, rights’ and founder shares’ adverse effect on the market price of our common stock;

•	disadvantageous timing for redeeming warrants;

•	registration rights’ adverse effect on the market price of our common stock;

•	impact of COVID-19 and related risks;

•	business combination with a company located in a foreign jurisdiction;

•	changes in laws or regulations; tax consequences to business combinations; and

•	exclusive forum provisions in our amended and restated certificate of incorporation.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 78 SW 7th Street, Suite 500, Miami, FL 33130, and our telephone number is 561-467-5200. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares, public rights and public warrants are each traded on Nasdaq under the symbols BENEU, BENE, BENER and BENEW, respectively. Our units commenced public trading on January 5, 2021, and our public shares, public rights, and public warrants commenced separate public trading on January 28, 2021.

(b)	Holders

On March 23, 2021, there were two holders of record of our units, one holder of record of our shares of Class A common stock, one holder of record of our rights, and one holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On January 7, 2021, the Company consummated its initial public offering of 11,500,000 units, including 1,500,000 units issued on January 27, 2021 pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share, one right to receive one-tenth (1/10) of one Class A Common Stock upon the consummation of the Company’s initial business combination, and three-fourths (3/4) of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

A total of $116,725,000 of the proceeds from the initial public offering (which amount includes $3,450,000 of the underwriters’ deferred discount) and the sale of the private placement units, was placed in a U.S.-based trust account at J.P. Morgan Securities LLC, maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Benessere Capital Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 25, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2020 relates to our formation, IPO, and search for a prospective initial business combination target.

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 25, 2020 (inception) through December 31, 2020, we had net loss of $38,770, which consisted of formation costs and other professional expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $4,858. Until the consummation of our IPO, our only source of liquidity was an initial purchase of common stock by our initial stockholders and loans from our initial stockholders.

On January 7, 2021, we consummated our IPO of 10,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 360,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,600,000.

Following our IPO, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 1,500,000 Units (the “Over-Allotment Units”) occurred on January 21, 2021, generating gross proceeds of $15,000,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 33,750 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $337,500 of gross proceeds. We incurred $1,047,682 in transaction costs, including $750,000 of underwriting fees and $297,682 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock currently authorized and outstanding, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $730,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $500,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $120,000 for office space, utilities and secretarial and administrative support; and approximately $10,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

The Sponsor advanced the Company an aggregate of $108,200 to cover expenses related to the IPO. The advances were non-interest bearing and due on demand.

On September 30, 2020, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On October 10, 2020, our sponsor transferred 10,000 founder shares to our Chief Financial Officer and 5,000 to each of our four independent directors. On November 27, 2020, our sponsor transferred 10,000 founder shares to our Chief Operating Officer and 5,000 to each of our two special advisors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the representative shares and the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a stock dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B common stock immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial stockholders at 20% of the issued and outstanding shares of our common stock (excluding the placement units and underlying securities and the representative shares and assuming the initial stockholders do not purchase units in this offering) upon the consummation of this offering. Up to 375,000 founder shares held by our sponsor are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Until the earlier of the Company’s consummation of a Business Combination and its liquidation, we pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On October 13, 2020, our sponsor issued a loan to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2021 or the closing of this offering. The $108,200 balance on the loan was repaid on January 11, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Upon the IPO, our sponsor purchased an aggregate of 360,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $3,600,000. The over-allotment option has been exercised in full, the amount of placement units sold was 393,750 for an aggregate purchase price of $3,937,500. Each placement unit consists of one share of Class A common stock and three-fourths of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. Each right entitles the holder thereof to receive one-tenth (1/10) of one Class A common stock upon consummation of our initial business combination, so you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the representative shares, the placement shares, placement warrants or the placement rights, which will expire worthless if we do not consummate a business combination by January 7, 2021. The placement units are identical to the units sold in the IPO except that (a) the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees, (b) the placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights.

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the completion of this offering and (iii) if we fail to consummate a business combination within 12 months from the completion of this offering or if we liquidate prior to the expiration of the 12-month period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 12-month period. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination by January 7, 2022.

Pursuant to a registration rights agreement entered into on January 4, 2021, we may be required to register certain securities for sale under the Securities Act. These holders (including the holders of representative shares), and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $0.30 per unit, or $3,000,000 (or $3,450,000 if the underwriters’ over-allotment option is exercised in full) in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on September 25, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Securities LLC, maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Patrick Orlando	48	Chairman, Chief Executive Officer and Director
Francisco O. Flores	34	Chief Financial Officer and Secretary
Guillermo Cruz	28	Chief Operating Officer
John Simpson	37	Director
John Fargis	54	Director
Eric Swider	47	Director
Justin L. Shaner	39	Director

The experience of our directors and executive officers is as follows:

Patrick Orlando has served as our Chairman and Chief Executive Officer since our inception. Mr. Orlando has been serving as Chief Executive Officer of Yunhong International, a publicly listed special acquisition purpose corporation since January 2020 (Nasdaq: ZGYH). Mr. Orlando is Chief Executive Officer of Benessere Capital, LLC, an investment consulting and investment banking firm he founded in Miami in October 2012. At Benessere Capital, LLC, he has advised on fundraising, capital deployment, mergers and acquisitions, private placements, and products marketing. From March 2014 to August 2018, Mr. Orlando also served as the Chief Financial Officer of Sucro Can Sourcing LLC, a sugar trading company he co-founded, where he managed all financial matters including insurance and banking relationships. From November 2014 to August 2018, Mr. Orlando served as the Vice President of Sucro Can International LLC, a sugar processing company, where he focused on compliance, finance, and processing technology. From March 2011 to March 2014, Mr. Orlando served as the Managing Director and the Head of Structuring and Derivatives of BT Capital Markets, LLC, a boutique investment bank in Miami, Florida, where he was involved in managing global derivatives and structuring activities. From September 2006 to March 2011, Mr. Orlando served in roles including Chief Technical Officer and Director of Pure Biofuels Corporation, a renewable fuel corporation headquartered in Houston, Texas with operations in Peru. From April 1998 to December 2003, Mr. Orlando served as the Director of Emerging Markets Fixed Income Derivatives of Deutsche Bank. Mr. Orlando earned degrees in Mechanical Engineering and Management Science from the Massachusetts Institute of Technology. We believe Mr. Orlando is well-qualified to serve as a member of our board of directors due to his experience in mergers and acquisitions, SPAC experience and his contacts and relationships.

Francisco O. Flores has served as our Chief Financial Officer and Secretary since inception. Mr. Flores founded and has been serving as managing director of Trebol Capital since July 2015. Through Trebol Capital, Mr. Flores has been the lead investor in over 12 tech startups, in which some of his largest investors are Mexican government entities. Mr. Flores has also been serving as general partner at Klee Real State, a private equity fund that focus on real estate investments in Mexico since October 2018. Mr. Flores founded and has also been serving as managing partner of Younicorn Apps, a company that specializes on aiding start-ups with their technology and software development, since September 2016. In October 2011, he founded and has been serving as managing partner of Industrias Tecnológicas de Aguascalientes, a company that develops software to analyze large amounts of data for their customers. Since November 2010, he has been serving as Chief Executive Officer of Nodus The Creative Center, the first private incubator and entrepreneurship center in Bajío, Mexico, in which he supported in their business program more than 75 tech startups. Mr. Flores earned a degree in Mechatronic Engineering and specialized on Artificial Intelligence from the Instituto Tecnologico de Estudios Superiores de Monterrey (ITESM).

Guillermo Cruz has served as our Chief Operating Officer since November 2020. Mr. Cruz is known for his private equity investment experience and management consulting expertise in Latin America. Mr. Cruz is the Chief Executive Officer and a partner of Asesores de Consejo y Alta Direccion S.C. and Board Solutions LLC (“ACAD & Board Solutions”), the largest corporate governance consulting firm in Latin America in revenue, a role he has held since 2010. From 2016 to 2019, Mr. Cruz grew the firm’s accumulated revenue by 150% and increased the firm’s client base from 300 to 650 clients historically. In 2013, Mr. Cruz founded GC Capital Investment Fund, a venture capital firm, which has partnered with eight startups in a variety of industries. In October 2020, he formed Maquia Capital, an agricultural private equity firm which manages more than $50 million in investments in Mexico, the United States, and Latin America. Mr. Cruz holds a MS in Finance from Harvard University, a certificate in business administration from the Yale School of Management, and a bachelor’s degree from the University of Texas at Austin.

John Simpson has served as one of our directors since January 2021. Mr. Simpson has been serving as the Managing Partner at Bluegrass Partners since October 2018, a company focusing on investment and advisory structure in partnership with leading global animal health and nutrition company Alltech in Singapore. From August 2009 to September 2018, Mr. Simpson served as the Director at Duxton Asset Management based in Singapore, where he managed team running private equity investments from origination and analysis, modelling, to due diligence management, negotiations, through to post-investment monitoring and company board representation. Mr. Simpson has been serving as Non-Executive Director at a number of companies including ACE Dairies, the largest aggregated dairy company in Australia; Kapunga Rice Project Ltd, a rice producer and miller in East Africa; and on the board of advisors of the Women in Agribusiness Association of Asia WOMAG in Singapore. Mr. Simpson has represented his industry on the High-Level Panel of Experts of the United Nations Committee on Food Security in issues concerning Land Tenure & Responsible Agriculture Investing policy for the private sector. Mr. Simpson has also been the speaker at various high-level conferences including TICAD Japan, UN CFS, FAO, GAI. Mr. Simpson has been serving as the Company Director of World Festival Productions, a holding company producing and financing entertainment products for international touring market. From 2004 to 2005, Mr. Simpson served as the Head of Business Development of Institute for War and Peace Reporting, an institution providing analysis and consultancy in The Balkans. In 2016, Mr. Simpson graduated from the General Management Programme at Harvard Business School. In 2009, Mr. Simpson received his Master of Science degree in Population and Economic Development at London School of Economics. We believe Mr. Simpson is well-qualified to serve as a member of our board of directors due to his experience in private equity, and his contacts and relationships.

John Fargis has served as one of our directors since January 2021. Mr. Fargis has been serving as the Co-Founder and Principal of BYG Advantage since June 2014, a Beijing-based platform that outsources business development, sales acceleration bridging best in class technology into the Asia Pacific region. Clients include Hashicorp, VoltDB, WANdisco, and EF. Mr. Fargis has been serving as the Professor of management, strategy, and emerging markets at Hult International Business School since February 2014, where he teaches courses including Strategy, Management, Emerging Markets, Leadership, Operations and Big Data. Mr. Fargis has been also serving as the Adjunct Professor of Strategy, and China History since January 2014 in Shanghai, China. Mr. Fargis has been serving as the Co-Founder and President of the BYG Group since January 2014, a firm providing market acceleration and venture partnering services for technology companies interested in growing their businesses across APAC. Services include Market Analysis, Market Entry, Market Acceleration, Government Relations and special vehicle creation across the region. Mr. Fargis has been serving as the Principal APAC of Hortonworks since 2014. From March 2010 to December 2013, Mr. Fargis served as the Executive Vice President and General Manager at Kaseya where he incorporated, staffed and ran offices for Kaseya in Beijing, Seoul, Tokyo and Hong Kong, and the company was purchased by Insight Venture Partners in June 2013. From 2007 to April 2010, Mr. Fargis served as the Vice President Sales and General Manager Asia of On2 Technologies which was purchased by Google in February 2010. From August 2005 to October 2007, Mr. Fargis served as the General Manager Asia Pacific of Global IP Solutions (GIPS), where he overseed sales and business development strategy for Global IP Sound (GIPS) in Asia. GIPS provides premiere quality speech processing technology for Voice Over IP (VOIP) networks, and its software enables numerous clients including application providers such as Skype, Google, AOL, Tencent, etc. From January 2004 to July 2005, Mr. Fargis served as the CEO of SiMa Systems, where he overseed funding and alliance strategy and general management for this digital clipboard solutions company. In 1998, Mr. Fargis received his Master of Arts in Law and Diplomacy degree in International Consulting at The Fletcher School of Law and Diplomacy. In 1992, Mr. Fargis received his Master’s degree in special education at Hunter College. In 1988, Mr. Fargis received his Bachelor’s degree in Medieval Studies at Wesleyan University. We believe Mr. Fargis is well-qualified to serve as a member of our board of directors due to his experience in business strategy, emerging markets, and his contacts and relationships.

Eric Swider has served as one of our directors since January 2021. Mr. Swider has been serving as the Chief Executive Officer of RUBIDEX since January 2020, a start-up company focusing on data security. Mr. Swider founded Renatus Advisors and has been serving as the Partner of Renatus LLC since June 2016, where he is responsible for FEMA grant management and government advisory services. From September 2016 to January 2018, Mr. Swider served as the Managing Director of Great Bay Global where he oversaw launch of new business division focused on investing in alternative strategies. From December 2014 to June 2016, Mr. Swider served as the Managing Director of OHorizons Global, where he oversaw expansion of new investment team and was responsible for working on a global basis to expand client base and investment portfolio. From February 2010 to December 2015, Mr. Swider served as the Managing Director of Oceano Beach Resorts, where he was responsible for growing new property and resort management group. Mr. Swider received his education in Mechanics Engineering and Nuclear Science Studies at US Naval Engineering and Nuclear A Schools, an intensive two-year program studying nuclear physics, heat transfer and fluid flow, advanced mathematical practices and engineering principles. We believe Mr. Swider is well-qualified to serve as a member of our board of directors due to his experience in business strategy, international expertise, and his contacts and relationships.

Justin L. Shaner has served as one of our directors since January 2021. Mr. Shaner founded and has been serving as Chief Executive Officer of Shaner Properties LLC, a real estate investment and development company, since February 2011. Mr. Shaner has been Vice President of Development for Shaner Hotels LP, one of the foremost award-winning hospitality owner-operators and management companies in the hospitality industry, since 2018. Mr. Shaner has been serving as the Chief Executive Officer of Sobe Brooke Studios LLC, an independent film production company, since October 2012. From August 2013 to June 2016, Mr. Shaner served as a Partner and Producer of Radar Pictures in Los Angeles, California. From September 2007 to September 2015, Mr. Shaner served as the President and Chief Creative Officer of The JLS Agency, an award winning digital marketing agency. Mr. Shaner also serves as a board member for Shaner Ciocco S.r.l. which developed and manages the Renaissance Tuscany hotel. Mr. Shaner holds a Bachelor’s degree from the Pennsylvania State University. We believe Mr. Shaner is well-qualified to serve as a member of our board of directors due to his experience in business strategy, board experience, and experience investing in the technology sector.

Special Advisors

Juan Fernandez serves as a special advisor to the Company. Mr. Fernandez has been serving as the General Manager of Chassis Brakes International Spain, part of Hitachi Automotive Systems since April 2019. Mr. Fernandez has been serving as the President of Gira Cluster of Automotive Industries of Cantabria since May 2019. From September 2018 to April 2019, Mr. Fernandez served as the Smart Factory Platform Leader of Linxens. From January 2017 to April 2019, Mr. Fernandez served as the Site Director of Linxens. From September 2015 to December 2016, Mr. Fernandez served as the Senior Area Sales Manager Southern Europe for Quintus Technologies. From September 2014 to September 2015, Mr. Fernandez served as the Site Director of Hutchinson. From April 2013 to August 2014, Mr. Fernandez served as the Production Area Manager of Gestamp. From November 2005 to March 2013, Mr. Fernandez served as Process Engineer Manager at ArcelorMittal. From September 2003 to October 2005, Mr. Fernandez served as Resident Engineer of ArcelorMittal based Electrolux. In 2018, Mr. Fernandez received his Executive MBA degree at ESCP Europe. In 1999, Mr. Fernandez received his DEA master’s in science at Ecole Polytechnique.

Javier Tora serves as a special advisor to the Company. Mr. Tora is the founder and has been serving as the Chief Executive Officer of ES Group since April 2013. Mr. Tora is the founder and has been serving as the coordinator of CEEC (Spanish Entrepreneurial Club in Canton) since March 2019. Mr. Tora has been serving as the director of Fashion Accessories Leathereware since March 2009. From January 2017 to July 2018, Mr. Tora served as the Vice-President of Spanish Chamber of Commerce in China. From October 2002 to March 2009, Mr. Tora served as the Sales and Asia Development Manager. Mr. Tora is the candidate for 2021 OPM (Owner President Management) graduate at Harvard Business School and received his master’s degree in International Commerce at EOI Sevilla in 1999. Mr. Tora received his Bachelor’s degree in Economics in FP Melva Institute in 1990.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of John Simpson and John Fargis will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eric Swider and Justin L. Shaner, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Patrick Orlando, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at https://benespac.com.

Audit Committee

We have established an audit committee of the board of directors. John Simpson, John Fargis and Eric Swider serve as members of our audit committee, and John Simpson chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of John Simpson, John Fargis and Eric Swider meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Simpson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. John Simpson and John Fargis serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. John Simpson, John Fargis and Justin L. Shaner are independent and John Fargis chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the payment to Benessere Enterprises Inc., an affiliate of our sponsor, of $10,000 per month, for up to 12 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are John Simpson, John Fargis, Eric Swider, and Justin L. Shaner. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters with the SEC and copies are available on our website. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. We have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,893,750 shares of our common stock, consisting of (i) 11,893,750 shares of our Class A common stock and (ii) 3,000,000 shares of our Class B common stock, issued and outstanding as of March 31, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
ARC Global Investments LLC(1)(2)	393,750	3.3%	2,825,000	94.2%	21.6%
Patrick Orlando(1)(2)	393,750	3.3%	2,825,000	94.2%	21.6%
Francisco O. Flores(3)	--	--	10,000	*	*
Guillermo Cruz(4)	--	--	10,000	*	*
John Simpson	--	--	5,000	*	*
John Fargis	--	--	5,000	*	*
Eric Swider	--	--	5,000	*	*
Justin L. Shaner(5)	--	--	5,000	*	*
All executive officers and directors as a group (7 individuals)	393,750	3.3%	2,865,000	95.5%	21.9%
Karpus Management, Inc. (6)	1,347,422	11.33%	--	--	9.0%
The K2 Principal Fund, L.P. (7)	990,000	8.32%	--	--	6.6%
Weiss Asset Management LP (8)	990,000	8.32%	--	--	6.6%
CVI Investments, Inc. (9)	700,000	5.89%	--	--	4.7%

*	less than 1%
(1)	ARC Global Investments LLC, our sponsor, is the record holder of the securities reported herein. Patrick Orlando, our Chairman and Chief Executive Officer, is the director and stockholder of our sponsor. By virtue of this relationship, Mr. Orlando may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Orlando disclaims any such beneficial ownership except to the extent of his pecuniary interest. Unless otherwise stated, the business address of each of these entities and individuals is 777 SW 37th Avenue, Miami, FL 33135-3250.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Mr. Flores holds an interest in our sponsor and disclaims any beneficial ownership other than to the extent of his pecuniary interest.

(4)	Mr. Cruz holds an interest in our sponsor and disclaims any beneficial ownership other than to the extent of his pecuniary interest.

(5)	Mr. Shaner holds an interest in our sponsor and disclaims any beneficial ownership other than to the extent of his pecuniary interest.

(6)	Represents shares that may be deemed to be beneficially owned by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The 1,347,422 shares are owned directly by the accounts managed by Karpus. Karpus has a business address of 183 Sully's Trail, Pittsford, New York 14534.

(7)

Represents shares that may be deemed to be beneficially owned by each of Shawn Kimel Investments, Inc., an Ontario corporation (“SKI“), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund“), K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017“), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates“). Daniel Gosselin is Vice president of SKI, Secretary of Genpar 2017, and President of K2 & Associates. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. Mr. Daniel Gosselin exercises ultimate voting and investment powers over the 990,000 shares that are held of record by The K2 Principal Fund, L.P, and may be deemed to beneficially own, and have shared voting and dispositive power with respect to, the 990,000 shares. The business address of each of Mr. Gosselin, SKI, the Fund, Genpar2017, and K2 & Associates is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2.

(8)

Represents shares that may be deemed to be beneficially owned by each of BIP GP LLC, a Delaware limited liability company (“BIP GP”). Weiss Asset Management LP, a Delaware limited partnership ("Weiss Asset Management"), WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”). BIG GP is only deemed to own 623,700 of the 990,000 shares. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. BIP GP, Weiss Asset Management, WAM GP, and Andrew Weiss have a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(9)

Represents shares that may be deemed to be beneficially owned by each of CVI Investments, Inc., a Cayman Islands, and Heights Capital Management, Inc., a Delaware corporation. Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over these 700,000 shares, and therefore may be deemed to beneficially own these 700,000 shares. William Walmsley, the Director of CVI Investments, Inc., may also be deemed to beneficially own these 700,000 shares, as may Brian Sopinsky, Secretary of Heights Capital Management, Inc. The business address of Mr. Walmsley and CVI Investments, Inc. is: P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The business address of Mr. Sopinsky and Heights Capital Management, Inc. is: 101 California Street, Suite 3250, San Francisco, California 94111

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On September 30, 2020, we issued an aggregate of 2,875,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On October 10, 2020, our sponsor transferred 10,000 founder shares to our Chief Financial Officer and 5,000 to each of our four independent directors. On November 27, 2020, our sponsor transferred 10,000 founder shares to our Chief Operating Officer, and 5,000 founder shares to each of our two special advisors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the representative shares and the placement units and underlying securities). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On January 7, 2021, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 360,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $3,600,000, and on January 21, 2021, in connection with the exercise of the underwriters’ over-allotment option, our sponsor purchased an additional 33,750 placement units at a price of $10.00 per unit for an aggregate purchase price of $337,500. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares, placement warrants or placement rights, which will expire worthless if we do not consummate a business combination by January 7, 2022.

We have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and were due at March 31, 2021. As of December 31, 2020, we had borrowed $108,200 under such promissory note. The loan was repaid on January 11, 2021 out of the estimated $620,000 of offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions).

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, representative shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have (or will have) registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed on January 4, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that John Simpson, John Fargis, Eric Swider and Justin L. Shaner are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from September 25, 2020 (inception) through December 31, 2020 totaled $15,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 25, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from September 25, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for tax planning and tax advice for the period from September 25, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Benessere Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Benessere Capital Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the period from September 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Boston, MA

March 31, 2021

BENESSERE ACQUISITION CAPITAL CORP.

BALANCE SHEET

December 31, 2020
ASSETS
Current asset - cash	$4,858
Deferred offering costs associated with the initial public offering	91,550
Total Assets	$96,408
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$878
Promissory note - related party	108,200
Total Current Liabilities	109,078

Commitments and Contingencies

Stockholder’s Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-
Class B Common Stock, par value $0.0001; 10,000,000 shares authorized; 3,000,000 issued and outstanding (1)	301
Additional paid-in capital	25,799
Accumulated deficit	(38,770)
Total Stockholder’s Equity	(12,670)
Total Liabilities and Stockholder’s Equity	$96,408

(1) Includes an aggregate of 375,000 shares of Class B common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements

BENESSERE ACQUISITION CAPITAL CORP.

STATEMENT OF OPERATIONS

For the Period from September 25, 2020 (inception) through December 31, 2020
General and administrative expenses	$38,770
Net Loss	$(38,770)

Weighted average shares outstanding, basic and diluted (1)	2,625,000
Basic and diluted net loss per common stock	$(0.01)

(1) Excludes an aggregate of 375,000 shares of Class B common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements

BENESSERE ACQUISITION CAPITAL CORP.

STATEMENT OF CHANGES STOCKHOLDER’S EQUITY

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – September 25, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B Common Stock to Sponsor (1)	2,875,000	288	24,712	-	25,000
Issuance of Representative Shares	125,000	13	1,087	-	1,100
Net loss	-	-		(38,770)	(38,770)
Balance – December 31, 2020	3,000,000	$301	$25,799	$(38,770)	$(12,670)

(1) Includes an aggregate of 375,000 shares of Class B common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements

BENESSERE ACQUISITION CAPITAL CORP.

STATEMENT OF CASH FLOWS

For the Period from September 25, 2020 (inception) through December 31, 2020
Cash flows from Operating Activities:
Net Loss	$(38,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued offering costs	18,628
Net cash used in operating activities	$(20,142)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B Common Stock to Sponsor	$25,000
Net cash provided by financing activities	25,000

Net Change in Cash	4,858
Cash – Beginning of period	-
Cash – Ending of period	$4,858

Supplemental Disclosures of Noncash Financing Activities
Issuance of representative shares	1,100
Deferred offering costs included in promissory note – related party	$108,200

The accompanying notes are an integral part of the financial statements

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Benessere Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on September 25, 2020. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the healthcare industry in the United States.

At December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 7, 2021, the Company consummated its IPO of 10,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000. Following our IPO, the underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 1,500,000 Units (“the Over-Allotment Units”) occurred on January 21, 2021, generating gross proceeds of $15,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 360,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,600,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 33,750 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $337,500 of gross proceeds, which is described in Note 4.

Transaction costs amounted to $1,047,682, consisting of $750,000 of underwriting fees, and $297,682 of other offering costs.

Following the closing of the IPO on January 7, 2021 and the exercise of the over-allotment in full by the underwriter on January 21, 2021, an amount of $115,000,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (“permitted withdrawals”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These Common Stock will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B Common Stock, the Common Stock included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B Common Stock) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B Common Stock and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company will have until January 7, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

F-10

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholder’s equity upon the completion of the IPO.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial as of December 31, 2020.

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on January 7, 2021, the Company sold 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option on January 21, 2021, in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock, one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant entitles the holder to purchase one-half of one common stock at an exercise price of $11.50 per whole share (see Note 7). Each Public Right entitles the holder to receive one-tenth of one common stock upon completion of the Business Combination (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO on January 7, 2021, and the full exercise by the underwriter of its over-allotment option on January 21, 2021, the initial stockholders purchased an aggregate of 393,750 Placement Units at a price of $10.00 per Placement Unit, ($3,937,500 in the aggregate), from the Company in a private placement that occurred simultaneously with the closing of the IPO and the full exercise by the underwriter of its over-allotment option. The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Placement Units are identical to the Units sold in the IPO, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants and the rights underlying the Placement Units (“Private Rights”) will expire worthless.

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Class B Common Stock

On October 13, 2020, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. The Class B common stock included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any Public Shares in the IPO and excluding the Placement Units and underlying securities). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to 50% of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Class B common stock, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note – Related Party

On October 13, 2020, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $108,200 was outstanding under the Promissory Note as of December 31, 2020. The note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the Promissory Note of $108,200 was subsequently repaid on January 11, 2021.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $7,500 per month for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 4, 2021, the holders of the Founder Shares, Placement units, Representative Shares are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.075 per unit in connection with the IPO and were paid $750,000 upon the closing of our IPO on January 7, 2021.

The underwriters were entitled to a cash underwriting discount of $0.075 per unit in connection with the exercise in full of their over-allotment option and were paid $112,500 on January 21, 2021.

Right of First Refusal

For a period beginning on January 7, 2021 and ending 12 months from the closing of a business combination, we have granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of our Registration Statement.

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDER’S EQUITY

Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2020, there were no Class A Common Stock issued and outstanding.

Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At December 31, 2020, there were 3,000,000 shares of Class B Common Stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2020, there were no preferred shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the IPO. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

BENESSERE ACQUISITION CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

The Private Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the Common Stock issuable upon the exercise of the Private Warrants are not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Rights

Each holder of a right will receive one-tenth (1/10) of one Class A common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A common stock will receive in the transaction on an as-converted into Class A common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

Transfer of Founders’ Shares

On October 10, 2020, our Sponsor transferred 10,000 shares of Class B common stock with a par value of $0.0001 per share to our Chief Financial Officer and 5,000 shares of Class B common stock with a par value of $0.0001 per share to each of our for independent director nominees. On November 27, 2020, our Sponsor transferred 10,000 founder shares to our Chief Operating Officer and 5,000 founder shares to each of our two special advisors. The number of shares of Class B common stock that our Sponsor holds after the transfers is 2,825,000.

Representative Shares

On October 10, 2020, we issued the 125,000 shares of Class B common stock to the representative for nominal consideration (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the IPO, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,100 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX2

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 4, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Specimen Right Certificate (2)
4.5	Warrant Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.6	Rights Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (3)
4.7	Description of Registered Securities.*
10.1	Letter Agreement, dated January 4, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Promissory Note, dated as of September 30, 2020 issued to ARC Global Investments LLC. (1)
10.3	Investment Management Trust Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated January 4, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated September 30, 2020, between the Company and the Sponsor (1)
10.6	Representative Share Purchase Letter Agreement, dated October 10, 2020, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (1)
10.6	Unit Subscription Agreement, dated January 4, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement. (2)
10.8	Administrative Support Agreement, dated January 4, 2021, by and between the Company and Benessere Enterprises Inc. (3)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 3, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 15, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	Benessere Capital Acquisition Corp

	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Orlando	Chairman, Chief Executive Officer and Director	March 31, 2021
Patrick Orlando	(Principal Executive Officer)

/s/ Francisco O. Flores	Chief Financial Officer and Secretary	March 31, 2021
Francisco O. Flores	(Principal Financial and Accounting Officer)

/s/ John Simpson	Director	March 31, 2021
John Simpson

/s/ John Fargis	Director	March 31, 2021
John Fargis

/s/ Eric Swider	Director	March 31, 2021
Eric Swider

/s/ Justin L. Shaner	Director	March 31, 2021
Justin L. Shaner