Form 10-Q
period 2021-03-31
Benessere Capital Acquisition Corp.
filed 2021-05-28
CIK 1828735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39836

Benessere Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3223033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street, Suite 500 Miami, FL 33130
(Address of Principal Executive Offices, including zip code)

(561) 467-5200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 27, 2021, there were 11,893,750 shares of Class A common stock and 3,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BENESSERE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

BENESSERE CAPITAL ACQUISITION CORP.

Benessere Capital Acquisition Corp.

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020

ASSETS
Cash	$567,111	$4,858
Prepaid expenses	21,700	—
Prepaid insurance	104,166	—
Total Current Assets	692,977	4,858

Deferred offering costs	—	91,550
Cash and marketable securities held in Trust Account	116,742,709	—
Total Assets	$117,435,686	$96,408

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$878	$878
Accrued expense	57,928	—
Promissory note - related party	—	108,200
Total Current Liabilities	58,806	109,078

Warrant Liability	4,242,750
Deferred underwriting fees	3,450,000	—
Total Liabilities	7,751,556	109,078

Commitments and Contingencies
Class A common stock subject to possible redemption, 10,666,840 shares at March 31, 2021	104,684,129	—

Stockholders' Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stocks, $0.0001 par value; 100,000,000 shares authorized; 1,226,910 and -0- issued and outstanding (excluding 10,666,840 and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	122	—
Class B common stocks, par value $0.0001; 10,000,000 shares authorized; 3,000,000 issued and outstanding at March 31, 2021 and December 31, 2020	301	301
Additional paid-in capital	(1,118,764)	25,799
Retained earnings	6,118,342	(38,770)
Total Stockholders’ Equity	5,000,001	(12,670)
Total Liabilities and Stockholders’ Equity	$117,435,686	$96,408

The accompanying notes are an integral part of the unaudited condensed financial statements.

Benessere Capital Acquisition Corp.

Condensed Statements of Operations

Three Months Ended
March 31,
2021
(Unaudited)
General and administrative expenses	$313,927
Loss from operations	(313,927)
Other income and expenses:
Interest earned on marketable securities held in Trust Account	$17,709
Change in fair value warrant liability	6,619,230
Non-operating costs	(165,900)
Net income	$6,157,112

Weighted average shares outstanding of Class A common stock subject to redemption	10,226,407
Basic and diluted net income (loss) per common stock, Class A common stock subject to redemption	$0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,190,784
Basic and diluted net income (loss) per non-redeemable common stock	$1.92

The accompanying notes are an integral part of the unaudited condensed financial statements.

Benessere Capital Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earning	Equity
Balance — January 1, 2021	—	$—	3,000,000	$301	$25,799	$(38,770)	$(12,670)
Sale of Units in Initial Public	10,000,000	1,000	—	—	99,999,000	—	100,000,000
Sale of over-allotment Units	1,500,000	150	—	—	14,999,850	—	15,000,000
Sale of Private Placement Units	360,000	36	—	—	3,599,964	—	3,600,000
Sale of over-allotment Private Placement units	33,750	3	—	—	337,497	—	337,500
Offering costs charged to the stockholders' equity	—	—	—	—	(1,085,831)	—	(1,085,831)
Warrant liability	—	—	—	—	(10,861,980)	—	(10,861,980)
Underwriting commission	—	—	—	—	(3,450,000)	—	(3,450,000)
Change in Class A common stock subject to possible redemption	(10,666,840)	(1,067)	—	—	(104,683,063)	—	(104,684,130)
Net income	—	—	—	—	—	6,157,112	6,157,112
Balance — March 31, 2021	1,226,910	$122	3,000,000	$301	$(1,118,764)	$6,118,342	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

Benessere Capital Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended
March 31,
2021
Cash flows from operating activities:
Net income	$6,157,112
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(6,619,230)
Interest earned on securities held in Trust Account	(17,709)
Changes in operating assets and liabilities:
Prepaid expenses	(125,866)
Accrued expenses	57,928
Net cash used in operating activities	(546,765)

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash flows from financing activities:
Proceeds from sale of Units	115,000,000
Proceeds from sale of Private Units	3,600,000
Proceeds from sale of overallotment Private Placement units	337,500
Payment of offering costs	(994,282)
Repayment of promissory note	(108,200)
Net cash provided by financing activities	117,835,018

Net change in cash	562,253
Cash at beginning of period	4,858
Cash at end of period	$567,111

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$83,532,250
Change in value of common stock subject to possible redemption	$21,151,879
Deferred underwriting fee payable	$3,450,000
Offering costs charged to additional paid-in capital	$91,550

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 7, 2021, the Company consummated its IPO of 10,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000, which is described in Note 3.

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

Transaction costs amounted to $4,701,732, consisting of $862,500 of underwriting fees, $3,450,000 deferred underwriting fee and $389,232 of other offering costs. In addition, $567,111 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that an expected shortfall in available cash compared to future projected expenses over the period of time between the date these financial statements are issued and the end of the combination period raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2021.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (as defined in Note 5) (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued balance sheet as of January 7, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The following tables summarize the effect of the restatement on each financial statement line items as of January 7, 2021:

	As of January 7, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated

TOTAL ASSETS	$102,696,476	$—	$102,696,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Current Liabilities	$302,245	$—	$302,245

Warrant Liability	—	10,861,980	10,861,980
Deferred underwriter fee payable	3,000,000	—	3,000,000
TOTAL LIABILITIES	3,302,245	10,861,980	14,164,225

Class A common stock subject to possible redemption;	94,394,230.00	(10,861,980)	83,532,250
Stockholders' Equity
Preferred stock, $0.0001 par value;	—	—	—
Class A common stock, $0.0001 par value;	106	107	213
Class B common stock, par value $0.0001;	301	—	301
Additional paid-in capital	5,092,231	433,608	5,525,839
Accumulated deficit	(92,637)	(433,715)	(526,352)
Total Stockholders' Equity	5,000,001	—	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,696,476	$—	$102,696,476

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2021, January 27, 2021 and January 29, 2021. The interim results for the three months ended March 31, 2021 and for the period from September 25, 2020 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and as of December 31, 2020..

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2020, there were no assets held in the Trust Account.

Changes to Accounting Policies

We have recently changed the accounting treatment of our outstanding warrants, resulting in a restatement of our prior financial statements. Please see the notes to our unaudited condensed financial statements found elsewhere in this Quarterly Report for a discussion of these changes.

Warrant Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 295,312 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been estimated using a Monte Carlo simulation model on each measurement date, except for the public warrants at March 31, 2021 which were valued using the publicly traded price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and for the period from September 25, 2020 (inception) through March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 8,920,313 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income per common share for shares of Class A common stock subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on investments held in the Trust Account attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share:

For the Three Months
Ended March 31, 2021
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$17,709
Net earnings	$17,709
Denominator: weighted average number of redeemable Class A common share	10,226,407
Basic and diluted net income per redeemable Class A common share	$0.00

Non-redeemable Class A and Class B common shares
Numerator: net income (loss) minus redeemable net earnings
Net income	$6,157,113
Interest income on investments held in Trust Account	$(17,709)
Non-redeemable net income	$6,139,404
Denominator: weighted average number of non-redeemable Class B common shares and Class A private placement shares
Non-redeemable Class A private placement and Class B common shares, basic and diluted	3,190,784
Basic and diluted net income per non-redeemable Class A private placement and Class B common share	$1.92

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the IPO on January 7, 2021, the Company sold 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option on January 21, 2021, in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock, one-half of one redeemable warrant ("Public Warrant") and one right (“Public Right”). Each Public Warrant entitles the holder to purchase one-half of one common stock at an exercise price of $11.50 per whole share (see Note 7). Each Public Right entitles the holder to receive one-tenth of one common stock upon completion of the Business Combination (see Note 7).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted Kingswood, the Underwriter, a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On January 19, 2021, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 1,500,000 Units (“the Over-Allotment Units”) occurred on January 21, 2021, generating gross proceeds of $15,000,000.

The Underwriter was paid a cash underwriting discount of $862,500. $3,450,000 will be payable to the underwriter for deferred underwriting commissions. The deferred fee became payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 8. WARRANT LIABILITY

As of January 7, 2021, the Company has 8,920,313 warrants issued in the Initial Public Offering (the 8,625,000 Public Warrants and the 295,312 Private Placement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value, with the change in fair value recognized in the Company's statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, it may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event it does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant;

●upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. STOCKHOLDER’S EQUITY

Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At March 31, 2021, there were 1,226,910 shares of Class A Common Stock issued and outstanding, excluding 10,666,840 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At March 31, 2021, there were 3,000,000 shares of Class B Common Stock issued and outstanding, including 125,000 representative share (“Representative Shares”), which described below.

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

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2021, there were no preferred shares issued or outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company's assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$116,759,233	$—	$—

Warrant Liabilities:
Public Warrants	$4,053,750	$—	$—
Private Placement Warrants	$—	$—	$189,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March31, 2021.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of March 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

At March 31, 2021, assets held in the Trust Account were comprised of $305 in cash and $116,742,404 in U.S. Treasury Securities.

The Company accounted for the 8,920,313 warrants issued in connection with the Initial Public Offering (comprised of 8,625,000 Public Warrants and 295,312 Private Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a ‘‘fixed-for-fixed’’ option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for its warrants that are not actively traded. The Company recognized $4,242,750 for the derivative warrant liabilities on March 31, 2021. The Sponsor paid an aggregate of $3,937,500 for Private Placement Warrants with an initial aggregate fair value of $189,000. The excess purchase price over the initial fair value on the private placement closing date is recognized as a capital contribution from the Sponsor.

The estimated fair value of certain derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	January 7, 2021		March 31, 2021
	(Public Warrants)	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$10.00
Expected term (years)	1.00	1.00	0.76
Probability of Acquisition	80.0%	80.0%	80.0%
Volatility	5.0%	5.0%	5.0%
Risk-free rate	0.11%	0.11%	0.06%
Dividend yield (per share)	0.00%	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of January 7, 2021	$384,480	$10,477,500	$10,861,980
Change in valuation inputs or other assumptions(1)(2)	(195,480)	(6,423,750)	(6,619,230)
Fair value as of March 31, 2021	$189,000	$4,053,750	$4,242,750

(1)  Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

(2)  Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Benessere Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ARC Global Investments LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 25, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private placement units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $6,157,112, which consists of approximately $6,619,230 of gain from change in fair value of warrant liability, and approximately $17,709 interest income on marketable securities held in the Trust Account, which was offset by operating costs of $313,927 and $165,900 non-operating costs.

For the period from September 25, 2020 (inception) through March 31, 2021, we had a net income of $6,118,342, which consists of interest income on marketable securities held in the Trust Account of $17,709, change in Fair Value of warrant liability $6,619,230, and offset by operating costs of $352,697 and non-operating costs $165,900.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On January 7, 2021, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 360,000 Private Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $3,600,000.

On January 21, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 1,500,000 Units at $10.00 per Unit and the sale of an additional 33,750 Private Units at $10.00 per Private Unit, generating total gross proceeds of $15,337,500.

Following our Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $116,725,000 was placed in the Trust Account. We incurred $4,701,732 in transaction costs, including $862,500 of underwriting fees, $3,450,000 of deferred underwriting fees and $389,232 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $546,765. Net income of $6,157,112 was impacted by interest earned on marketable securities held in the Trust Account of $17,709, changes in fair value of warrant liability of $6,619,230, and changes in operating assets and liabilities, which used $67,938 of cash from operating activities.

For the period from September 25, 2020 (inception) through December 31, 2020, cash used in operating activities was $20,142. Net loss of $38,770 was impacted by operation expenses, and changes in operating assets and liabilities, which provides $18,628 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities of $116,742,709 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $567,111 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private placement units.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public subunits upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that an expected shortfall in available cash compared to future projected expenses over the period of time between the date these financial statements are issued and its estimated business combination date raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor, and since January 2021, an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services to us. We began incurring these fees on January 21, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.0% of the gross proceeds of the Initial Public Offering, or $3,450,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants were estimated using a Modified Monte Carlo Simulation.

Class A Common Stocks Subject to Possible Redemption

We account for our Class A common stocks subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stocks subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stocks (including common stocks that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our Class A common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed interim balance sheets.

Net Income (Loss) Per Common Stock

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable common stocks is calculated by dividing the interest income and unrealized losses on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for Class A and Class B non-redeemable common stocks is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stocks, by the weighted average number of Class A and Class B non-redeemable common stocks outstanding for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on “Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our warrants, which we issued on January 7, 2021, as equity.

In connection with the preparation of this Form 10-Q, and in light of the SEC Statement (as defined herein), we revised our prior position on accounting for our warrants. We have restated our January 7, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on January 14, 2021 (the “Prior Financials”) to reclassify the Company’s warrants reclassified such warrants as a liability.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its Prior Financials to reclassify the Company’s warrants, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation of its Prior Financials, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the Prior Financials.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on January 6, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 6, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited balance sheet as of January 7, 2021.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of January 7, 2021. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among others, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and/or the market price of our common stock, which may make it more difficult for us to consummate an initial business combination with a target business.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On January 7, 2021, we consummated the initial public offering of 10,000,000 units. On January 27, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, we sold an additional 1,500,000 units. The units sold in the initial public offering and the full exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $115,000,000. Kingswood Capital Markets, division of Benchmark Investments, Inc. acted as sole book-running manager of the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249814). The Securities and Exchange Commission declared the registration statement effective on January 4, 2021.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of an aggregate of 360,000 units at a price of $10.00 per private placement unit, generating proceeds of $3,600,000. Simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we consummated the private placement of an additional 33,750 private placement units at a price of $10.00 per private placement unit, generating additional proceeds of $337,500. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement units are identical to the units sold in the initial public offering, except that the private placement units are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions.

Of the gross proceeds received from the initial public offering including the over-allotment option, and the private placement units, $116,725,000 was placed in the trust account.

We paid a total of $862,500 in underwriting discounts and commissions and $389,232 for other offering costs related to the initial public offering. In addition, the underwriters agreed to defer $3,450,000 in underwriting discounts and commissions.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 4, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Specimen Right Certificate.(2)
4.5	Warrant Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
4.6	Rights Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.(1)
10.1	Letter Agreement, dated January 4, 2021, by and among the Company, its officers and directors and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated January 4, 2021, by and among the Company and certain security holders.(1)
10.4	Unit Subscription Agreement, dated January 4, 2021, by and between the Company and the Sponsor.
10.5	Form of Indemnity Agreement.(1)
10.6	Administrative Support Agreement, dated January 4, 2021, by and between the Company and Benessere Enterprises Inc.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**	Furnished.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on November 3, 2020, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENESSERE CAPITAL ACQUISITION CORP.

Date: May 27, 2021	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2021	By:	/s/ Francisco O. Flores
	Name:	Francisco O. Flores
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)