Form 10-Q
period 2021-06-30
Benessere Capital Acquisition Corp.
filed 2021-08-23
CIK 1828735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021, there were 11,893,750 shares of Class A common stock and 3,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BENESSERE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Benessere Capital Acquisition Corp.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$468,587	$4,858
Prepaid expenses	17,800	—
Prepaid insurance	72,915	—
Total Current Assets	559,302	4,858
Deferred offering costs	—	91,550
Cash and marketable securities held in Trust Account	116,762,362	—
Total Assets	$117,321,664	$96,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$878	$878
Accrued expense	67,628	—
Promissory note - related party	—	108,200
Franchise tax payable	83,333	—
Total Current Liabilities	151,839	109,078
Deferred underwriting commission	3,450,000	—
Warrant liability	4,977,047	—
Total Liabilities	8,578,886	109,078

Commitments and Contingencies
Class A common stock subject to possible redemption; 10,220,963 shares and no shares at redemption value at June 30, 2021 and December 31, 2020 respectively	103,742,777	—

Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common share, $0.0001 par value; 100,000,000 shares authorized; 1,672,787 issued and outstanding, excluding 10,220,963 shares subject to possible redemption	167	—
Class B common share, par value $0.0001; 10,000,000 shares authorized; 3,000,000 issued and outstanding	301	301
Additional paid-in capital	941,343	25,799
Retained earnings	4,058,190	(38,770)
Total Stockholders’ Equity	5,000,001	(12,670)
Total Liabilities and Stockholders’ Equity	$117,321,664	$96,408

The accompanying notes are an integral part of these condensed unaudited financial statements

Benessere Capital Acquisition Corp.

Condensed Statements of Operations

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$143,374	$457,302
Franchise tax expense	83,333	83,333
Loss from operation costs	(226,707)	(540,635)
Other income and expenses:
Change in fair value of warrant liability	(734,297)	5,884,933
Non-operating cost	—	(165,900)
Interest earned on cash and marketable securities held in Trust Account	19,652	37,361
Net income (loss)	$(941,352)	$5,215,759

Weighted average shares outstanding of Class A common stock subject to redemption	10,312,667	10,064,085
Basic and diluted net income (loss) per common stock, Class A common stock subject to redemption	$0.00	$0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	4,581,062	4,611,554
Basic and diluted net income (loss) per non-redeemable common stock	$(0.21)	$1.13

The accompanying notes are an integral part of these condensed unaudited financial statements

Benessere Capital Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended June 30, 2021 (Unaudited)

						Retained
	Class A		Class B		Additional	Earnings	Total
	Common Stock		Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – March 31, 2021(Unaudited)	1,580,043	$158	3,000,000	$301	$—	$4,999,542	$5,000,001
Shares subject to possible redemption	92,744	9	—	—	941,343	—	941,352
Net loss	—	—	—	—	—	(941,352)	(941,352)
Balance - June 30, 2021 (Unaudited)	1,672,787	$167	3,000,000	$301	$941,343	$4,058,190	$5,000,001

Six Months Ended June 30, 2021 (Unaudited)

						Retained
	Class A		Class B		Additional	Earnings	Total
	Common Stock		Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	3,000,000	$301	$25,799	$(38,770)	$(12,670)
Sale of units in Initial Public Offering, net offering costs	11,893,750	1,189	—	—	117,850,479	—	117,851,668

Deferred underwriting commission	—	—	—	—	(3,450,000)	—	(3,450,000)
Warrant liability	—	—	—	—	(10,861,980)	—	(10,861,980)

Shares subject to possible redemption	(10,313,707)	(1,031)	—	—	(103,564,298)	(1,118,799)	(104,684,128)
Net income	—	—	—	—	—	6,157,111	6,157,111
Balance – March 31, 2021 (Unaudited)	1,580,043	$158	3,000,000	$301	$—	$4,999,542	$5,000,001
Shares subject to possible redemption	92,744	9	—	—	941,343	—	941,352
Net loss	—	—	—	—	—	(941,352)	(941,352)
Balance - June 30, 2021 (Unaudited)	1,672,787	$167	3,000,000	$301	$941,343	$4,058,190	$5,000,001

The accompanying notes are an integral part of these condensed unaudited financial statements

Benessere Capital Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended
June 30,
2021
Cash flows from operating activities:
Net income	$5,215,759
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(37,361)
Change in FV of warrant liability	(5,884,933)
Changes in operating assets and liabilities:
Prepaid expenses	(17,800)
Prepaid insurance	(72,915)
Accrued offering costs	67,628
Franchise tax payable	83,333
Net cash used in operating activities	(646,289)

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	118,937,500
Repayment of promissory note	(108,200)
Payment of offering costs	(994,282)
Net cash provided by financing activities	117,835,018

Net change in cash	463,729
Cash at beginning of period	4,858
Cash at end of period	$468,587

Non-cash investing and financing activities:
Initial classification of shares of Class A common stock subject to possible redemption	$83,532,250
Change in value of shares of Class A common stock subject to possible redemption	$20,210,527
Deferred underwriting fee payable	$3,450,000
Offering costs charged to additional paid-in capital	$91,550
Initial classification of warrant liability	$10,861,980

The accompanying notes are an integral part of these condensed unaudited financial statements

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 7, 2021, the Company consummated its IPO of 10,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 360,000 units (the “Private Placement Units”) to ARC Global Investments LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,600,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 33,750 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $337,500 of gross proceeds, which is described in Note 4.

Following the closing of the IPO on January 7, 2021 and the exercise of the over-allotment in full by the underwriter on January 21, 2021, an amount of $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (“permitted withdrawals”).

Transaction costs amounted to $4,701,732, consisting of $862,500 of underwriting fees, $3,450,000 deferred underwriting fee and $389,232 of other offering costs. In addition, $468,587 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These Common Stock will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that an expected shortfall in available cash compared to future projected expenses over the period of time between the date these financial statements are issued and the end of the combination period would raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 30, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 7, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2021, January 27, 2021 and January 29, 2021. The interim results for the three months ended June 30, 2021 and for the period from September 25, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

The 8,625,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 295,312 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private

Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21%for the three months ended June 30, 2021 and for the period from September 25, 2020 (inception) through June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public

Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, if any, by the weighted average number of Class A redeemable common stock shares outstanding. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$19,652	$37,361
Less franchise tax available to be withdrawn from the Trust Account	(19,652)	(37,361)
Net earnings	$—	$—
Denominator: weighted average number of redeemable Class A common share	10,312,667	10,064,132
Basic and diluted net income per redeemable Class A common share	$0.00	$0.00

Non-redeemable Class A and Class B common shares
Numerator: net income (loss) minus redeemable net earnings
Net (loss) income	$(941,352)	$5,215,759
Interest income on investments held in Trust Account	(19,652)	(37,361)
Less franchise tax available to be withdrawn from the Trust Account	19,652	37,361
Non-redeemable net (loss) income	$(941,352)	$5,215,759
Denominator: weighted average number of non-redeemable Class B common shares and Class A common shares	4,581,062	4,611,554
Basic and diluted net (loss) income per non-redeemable Class A common shares and Class B common share	$(0.21)	$1.13

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders' equity as previously reported.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on January 7, 2021, the Company sold 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option on January 21, 2021, in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock, three-fourths of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one share common stock at an exercise price of $11.50 per whole share (see Note 8). Each Public Right entitles the holder to receive one-tenth of one common stock upon completion of the Business Combination (see Note 8).

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

Promissory Note – Related Party

On October 13, 2020, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the Promissory Note of $108,200 was fully repaid on January 11, 2021.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of June 30, 2021, $60,000 of administrative service fee has incurred.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 4, 2021, the holders of the Founder Shares, Placement units, and Representative Shares are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the IPO. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On January 19, 2021, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 1,500,000 Units (“the Over-Allotment Units”) occurred on January 21, 2021, generating gross proceeds of $15,000,000.

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

NOTE 7. WARRANT LIABILITY

After taking into account the company’s prior restatement of its audited balance sheet as of January 7, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021, the Company has accounted for 8,920,313 warrants issued in the Initial Public Offering (the 8,625,000 Public Warrants and the 295,312 Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company's statement of operations. For more information regarding this classification, see the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2021.

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

NOTE 8. STOCKHOLDER’S EQUITY

Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At June 30, 2021, there were 1,672,787 shares of Class A Common Stock issued and outstanding, excluding 10,220,963 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At June 30, 2021, there were 3,000,000 shares of Class B Common Stock issued and outstanding, including 125,000 representative shares (“Representative Shares”), which described below.

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

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2021, there were no preferred shares issued or outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$116,762,362	$—	$—
Warrant Liabilities:
Public Warrants	$4,743,750	$—	$—
Private Placement Warrants	$—	$—	$233,297

At June 30, 2021, assets held in the Trust Account were comprised of $305 in cash and $116,762,057 in U.S. Treasury Securities.

The Company utilizes a modified Monte Carlo simulation to estimate the fair value of the warrants at each reporting period. The Company recognized $4,977,047 for the derivative warrant liabilities on June 30, 2021.

The estimated fair value of the private placement warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2021	June 30, 2021
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$9.94	$10.00
Expected term (years)	5.00	5.00
Probability of Acquisition	80.0%	80.0%
Volatility	13.5%	15.5%
Risk-free rate	0.92%	0.87%
Dividend yield (per share)	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of January 7, 2021	$384,480	$10,477,500	$10,861,980
Change in valuation inputs or other assumptions(1)(2)	(195,480)	(6,423,750)	(6,619,230)
Fair Value as of March 31, 2021	$189,000	$4,053,750	$4,242,750
Change in valuation inputs or other assumptions(1)(2)	44,297	690,000	734,297
Fair value as of June 30, 2021	$233,297	$4,743,750	$4,977,047

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to August 23, 2021, the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $941,352, which consists of approximately $734,297 of loss from change in fair value of warrant liability, franchise tax expense of $83,333 and operating costs of $143,374, which was partially offset by approximately $19,652 interest income on marketable securities held in the Trust Account.

For the six months ended June 30, 2021, we had a net income of $5,215,759, which consists of interest income on marketable securities held in the Trust Account of $37,361, change in fair value of warrant liability $5,884,933, and offset by franchise tax expense of $83,333, operating costs of $457,302 and non-operating costs $165,900.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.

On January 7, 2021, we consummated the initial public offering of 10,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 360,000 private placement units at a price of $10.00 per private placement unit in a private placement to our Sponsor, generating gross proceeds of $3,600,000.

On January 27, 2021, we sold an additional 1,500,000 units for total gross proceeds of $15,000,000 in connection with the underwriters’ full exercise of their over-allotment option. Simultaneously with the closing of the over-allotment option, we also consummated the sale of an additional 33,750 private placement units at $10.00 per private placement unit, generating additional proceeds of $337,500.

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement units, a total of $116,725,000 was placed in the trust account. We incurred $4,701,732 in transaction costs, including $862,500 of underwriting fees, $3,450,000 of deferred underwriting fees and $468,587 of other offering costs.

For the six months ended June 30, 2021, cash used in operating activities was $646,289. Net income of $5,215,759 was impacted by interest earned on marketable securities held in the Trust Account of $37,361, changes in fair value of warrant liability of $5,884,933, and changes in operating assets and liabilities, which used $60,246 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities of $116,762,362 held in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $468,587 outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public subunits upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that an expected shortfall in available cash compared to future projected expenses over the period of time between the date these financial statements are issued and its estimated business combination date would raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

The underwriters are entitled to a deferred fee of $0.30 per unit, or $3,450,000 in the aggregate. The deferred fee will become payable to the underwriters solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

In connection with the preparation of our Form 10-Q for the period ending March 31, 2021, and in light of the SEC Statement (as defined herein), we revised our prior position on accounting for our warrants. We have restated our January 7, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on January 14, 2021 (the “Prior Financials”) to reclassify the Company’s warrants reclassified such warrants as a liability.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its Prior Financials to reclassify the Company’s warrants, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on January 6, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 6, 2021 or as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on June 1, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of $862,500 in underwriting discounts and commissions and $297,682 for other offering costs related to the initial public offering. In addition, the underwriters agreed to defer $3,450,000 in underwriting discounts and commissions.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File

*Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENESSERE CAPITAL ACQUISITION CORP.

Date: August 23, 2021	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Francisco O. Flores
	Name:	Francisco O. Flores
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)