Form 10-Q
period 2021-09-30
Benessere Capital Acquisition Corp.
filed 2021-11-19
CIK 1828735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39836

Benessere Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3223033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street, Unit 800 Miami, FL 33130
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

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of November 18, 2021, there were 11,893,750 shares of Class A common stock and 3,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BENESSERE CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations For the Three and Nine Months Ended September 30, 2021 and For the Period From September 25, 2020 (inception) to September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholder’s Deficit For the Nine Months Ended September 30, 2021 and For the Period From September 25, 2020 (inception) to September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2021 and For the Period From September 25, 2020 (inception) to September 30, 2020	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

Benessere Capital Acquisition Corp.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$433,799	$4,858
Prepaid expenses	13,600	—
Prepaid insurance	41,665	—
Total Current Assets	489,064	4,858
Deferred offering costs	—	91,550
Cash and marketable securities held in Trust Account	116,772,172	—
Total Assets	$117,261,236	$96,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$878	$878
Accrued expense	68,628	—
Promissory note - related party	—	108,200
Franchise tax payable	149,042	—
Total Current Liabilities	218,548	109,078
Deferred underwriting commission	3,450,000	—
Warrant liability	4,009,987	—
Total Liabilities	7,678,535	109,078

Commitments and Contingencies
Class A common stock subject to possible redemption; 11,500,000 shares and no shares at redemption value at September 30, 2021 and December 31, 2020 respectively	116,725,000	—

Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common share, $0.0001 par value; 100,000,000 shares authorized; 393,750 issued and outstanding, excluding 11,500,000 shares subject to possible redemption	39	—
Class B common share, par value $0.0001; 10,000,000 shares authorized; 3,000,000 issued and outstanding	301	301
Additional paid-in capital	—	25,799
Accumulated deficit	(7,142,639)	(38,770)
Total Stockholders’ Deficit	(7,142,299)	(12,670)
Total Liabilities and Stockholders’ Deficit	$117,261,236	$96,408

The accompanying notes are an integral part of these condensed unaudited financial statements

Benessere Capital Acquisition Corp.

Condensed Statements of Operations

			For the Period from
			September 25,
	Three Months Ended	Nine Months Ended	2020 (Inception)
	September 30,	September 30,	Through
	2021	2021	September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$71,237	$528,539	$878
Franchise tax expense	65,709	149,042	—
Loss from operation costs	(136,946)	(677,581)	(878)
Other income and expenses:
Change in fair value of warrant liability	967,060	6,851,993	—
Transaction costs incurred in connection with warrants	—	(165,900)	—
Interest earned on cash and marketable securities held in Trust Account	9,810	47,171	—
Net income (loss)	$839,924	$6,048,112	$(878)

Weighted average shares outstanding of Class A common stock	11,893,750	11,552,445	—
Basic and diluted net income per Class A common stock	$0.06	$0.42	$—
Weighted average shares outstanding of Class B common stock	3,000,000	3,000,000	2,523,316
Basic and diluted net income per Class B common stock	$0.06	$0.42	$0.00

The accompanying notes are an integral part of these condensed unaudited financial statements

Benessere Capital Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2021 (Unaudited)

						Retained
	Class A		Class B		Additional	Earnings	Total
	Common Stock		Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	3,000,000	$301	$25,799	$(38,770)	$(12,670)
Sale of units in Initial Public Offering, net	393,750	39	—	—	3,937,461	—	3,937,500

Remeasurement of redeemable common stock	—	—	—	—	(3,963,260)	(13,159,552)	(17,122,812)
Net income	—	—	—	—	—	6,157,111	6,157,111
Balance – March 31, 2021 (restated – See Note 2)	393,750	39	3,000,000	301	—	(7,041,211)	(7,040,871)

Net loss	—	—	—	—	—	(941,352)	(941,352)

Balance - June 30, 2021 (restated – See Note 2)	393,750	39	3,000,000	301	—	(7,982,563)	(7,982,223)

Net income	—	—	—	—	—	839,924	839,924
Balance - September 30, 2021	393,750	$39	3,000,000	$301	$—	$(7,142,639)	$(7,142,299)

BENESSERE CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance - September 25, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	2,875,000	288	24,712	—	25,000
Issuance of Representative Shares	125,000	13	1,087		1,100
Net loss	—	—		(878)	(878)
Balance - September 30, 2020	3,000,000	$301	$25,799	$(878)	$25,222

(1)  Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these condensed unaudited financial statements

Benessere Capital Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

		For the Period
		September 25,
		2020 (Inception)
	Nine Months Ended	Through
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,040,541	$(878)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(47,171)	—
Change in fair value of warrant liability	(6,851,993)	—
Changes in operating assets and liabilities:
Prepaid expenses	(13,600)	—
Prepaid insurance	(41,665)
Accrued expenses	68,627	878
Franchise tax payable	149,042	—
Net cash used in operating activities	(681,077)	—

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	118,937,500	—
Repayment of promissory note	(108,200)	—
Payment of offering costs	(994,282)	—
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Net cash provided by financing activities	117,835,018	25,000

Net change in cash	428,941	25,000
Cash at beginning of period	4,858	—
Cash at end of period	$433,799	$25,000

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$17,122,812	$—
Offering costs included in accrued offering costs	$—	$15,000
Issuance of representative shares	$—	$1,100
Deferred offering costs paid through promissory note	$—	$75,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 7, 2021, the Company consummated its IPO of 10,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 360,000 units (the “Private Placement Units”) to ARC Global Investments LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,600,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 33,750 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $337,500 of gross proceeds, which is described in Note 6.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Units, although substantially all of the net proceeds were placed in the Trust Account and are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

Liquidity and Management’s Plans

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 there were no outstanding working capital loans. On November 11, 2021, the Sponsor provided a commitment to provide a $1,000,000 non-interest bearing loan for working capital purposes.

Based on the foregoing, management believes that the Company has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will use the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with SEC and its staff’s recent guidance on redeemable equity instruments, which has been codified in ASC 480, Distinguishing Liabilities from Equity, subtopic 10, section S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) to Class A and Class B common stock on a pro rata basis based on weighted average share outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period indicated:

	As previously reported	Adjustments	As restated
January 14, 2021 balance sheet
Temporary equity	94,394,230	7,105,770	101,500,000
Stockholders’ equity
Class A	106	(70)	36
Class B	301	—	301
APIC	5,092,231	(5,092,231)	—
Accumulated deficit	(92,637)	(2,013,469)	(2,106,106)
Total stockholder’s equity	5,000,001	(7,105,770)	(2,105,769)

March 31, 2021 balance sheet (Unaudited)
Temporary equity	104,684,129	12,040,871	116,725,000
Stockholders’ equity
Class A	122	(83)	39
Class B	301	—	301
APIC	(1,118,764)	1,118,764	—
Accumulated deficit	6,118,342	(13,159,552)	(7,041,210)
Total stockholder’s equity	5,000,001	(12,040,871)	(7,040,870)

June 30, 2021 balance sheet (Unaudited)
Temporary equity	103,742,777	12,982,223	116,725,000
Stockholders’ equity
Class A	167	(128)	39
Class B	301	—	301
APIC	941,343	(941,343)	—
Accumulated deficit	4,058,190	(12,040,752)	(7,982,563)
Total stockholder’s equity	5,000,001	(12,982,223)	(7,982,222)

Statement of Operations for the three months ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,226,407	624,253	10,850,660
Basic and diluted net loss per share, Class A common stock subject to possible redemption	0.00	0.45	0.45
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,190,784	(315,784)	2,875,000
Basic and diluted net loss per share, Non-redeemable common stock	1.92	(1.47)	0.45

Statement of Operations for the three months ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,312,667	1,581,083	11,893,750
Basic and diluted net loss per share, Class A common stock subject to possible redemption	0.00	(0.06)	(0.06)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,581,062	(1,706,062)	2,875,000
Basic and diluted net loss per share, Non-redeemable common stock	(0.21)	0.15	(0.06)

Statement of Operations for the six months ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,064,085	1,313,915	11,378,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	0.00	0.37	0.37
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,611,554	(736,554)	3,875,000
Basic and diluted net loss per share, Non-redeemable common stock	1.13	(0.76)	0.37

Statement of Cash Flows for the three months ended March 31, 2021 (Unaudited)
Initial value of Class A common stock subject to possible redemption	83,532,250	(83,532,250)	—
Change in value of Class A common stock subject to possible redemption	21,151,879	(21,151,879)	—

Statement of Cash Flows for the six months ended June 30, 2021 (Unaudited)
Initial value of Class A common stock subject to possible redemption	83,532,250	(83,532,250)	—
Change in value of Class A common stock subject to possible redemption	20,210,527	(20,210,527)	—

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

The interim results for the three months ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 295,312 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date, except that the Public Warrants are valued based on market prices once publicly traded. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as transactions costs incurred in connection with warrants in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the shares of redeemable class A common stock reflected in the Balance Sheet were reconciled in the following table:

Gross Proceeds	$115,000,000
Less :
Proceeds allocated to public warrants	(10,861,980)
Class A common stock issuance costs	(4,535,832)
Plus :
Remeasurement adjustment on redeemable common stock	17,122,812
Total Class A common stock subject to possible redemption	$116,725,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21%for the three months ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$676,418	$163,506	$4,842,887	$1,205,225
Denominator:
Basic and diluted weighted average shares outstanding	11,893,750	2,875,000	11,552,445	2,875,000

Basic and diluted net income (loss) per common share	$0.06	$0.06	$0.42	$0.42

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the IPO on January 7, 2021, the Company sold 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option on January 21, 2021, in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock, three-fourths of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one share common stock at an exercise price of $11.50 per whole share (see Note 9). Each Public Right entitles the holder to receive one-tenth of one common stock upon completion of the Business Combination (see Note 9).

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

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of September, 2021, $60,000 of administrative service fee has been incurred.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 there were no loans outstanding. On November 12, 2021, the Sponsor provided a commitment to provide a $600,000 non-interest bearing loan for working capital purposes.

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

Right of First Refusal

For a period beginning on January 7, 2021 and ending 12 months from the closing of a business combination, the Company has granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the Company’s registration statement in connection with its IPO.

NOTE 8. WARRANT LIABILITY

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At September 30, 2021, there were 393,750 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At September 30, 2021, there were 3,000,000 shares of Class B Common Stock issued and outstanding, including 125,000 representative shares (“Representative Shares”), which are described below.

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

Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2021, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s derivative warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$116,772,171	$—	$—
Warrant Liabilities:
Public Warrants	$3,795,000	$—	$—
Private Placement Warrants	$—	$—	$214,987

At September 30, 2021, assets held in the Trust Account were comprised of $983 in cash and $116,771,188 in U.S. Treasury Securities.

The Company utilizes a modified Monte Carlo simulation to estimate the fair value of the private warrants and quoted prices in active markets for the public warrants at each reporting period.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2021	September 30, 2021
	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50
Share price	$9.94	$10.00
Expected term (years)	5.00	5.00
Probability of Acquisition	80.0%	80.0%
Volatility	13.5%	15.5%
Risk-free rate	0.92%	0.87%
Dividend yield (per share)	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of January 7, 2021	$384,480	$10,477,500	$10,861,980
Change in valuation inputs or other assumptions(1)(2)	(195,480)	(6,423,750)	(6,619,230)
Fair Value as of March 31, 2021	$189,000	$4,053,750	$4,242,750
Change in valuation inputs or other assumptions(1)(2)	44,297	690,000	734,297
Fair value as of June 30, 2021	$233,297	$4,743,750	$4,977,047
Change in valuation inputs or other assumption(1)(2)	(18,310)	(948,750)	(967,060)
	$214,987	$3,795,000	$4,009,987

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

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to November 23, 2021, the date the financial statements were available to issue. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 12, 2021, the Sponsor provided a commitment to provide a $1,000,000 non-interest bearing loan for working capital purposes.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $832,353, which consists of a $967,060 gain from change in fair value of warrant liability, franchise tax expense of $65,709, operating costs of $78,808 and $9,810 interest income on marketable securities held in the Trust Account.

For the nine months ended September 30, 2021, we had net income of $6,048,112, which consists of interest income on marketable securities held in the Trust Account of $47,171, gain of $6,851,993 from change in fair value of warrant liability, franchise tax expense of $149,042, operating costs of $536,110 and non-operating costs of $165,900.

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

For the nine months ended September 30, 2021, cash used in operating activities was $681,077. Net income of $6,048,112 was impacted by interest earned on marketable securities held in the Trust Account of $47,171, changes in fair value of warrant liability of $6,851,993, and changes in operating assets and liabilities, which provided $169,975 of cash from operating activities.

As of September 30, 2021, we had cash and marketable securities of $116,772,172 held in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $433,799 outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business due to our current cash on hand including the $1 million firm commitment from our Sponsor. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public subunits upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of November 11, 2021 we have a $1 million loan committment from our Sponsor.

Management believes that the Company has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable stock (including stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, stock is classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, our Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed interim balance sheets.

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

In connection with the preparation of our Form 10-Q for the period ending March 31, 2021, and in light of the SEC Statement (as defined herein), we revised our prior position on accounting for our warrants. We have restated our January 7, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on January 14, 2021 (the “Prior Financial Statements”) to reclassify the Company’s warrants reclassified such warrants as a liability.

In connection with the preparation of our Form 10-Q for the period ended September 30, 2021, we revised our prior position on accounting for our Class A common stock to reclassify certain Class A common stock we issued in January 2021 as part of the Initial Public Offering from stockholders’ equity to temporary equity. We restated previously issued financial statements as noted in footnote 2

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its Prior Financials to reclassify the Company’s warrants as well as the Company’s restatement of its previously issued financial statements as noted in footnote 2 to reclassify the Company’s Class A common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation of its Prior Financial Statements, the Company determined that there were errors in its accounting for its warrants and redeemable shares. Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the Prior Financial Statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 (the “Form 10-K”). As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risks disclosed in the Form 10-K filed with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

BENESSERE CAPITAL ACQUISITION CORP.

Date: November 18, 2021	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Francisco O. Flores
	Name:	Francisco O. Flores
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)