Form 10-K
period 2021-12-31
Benessere Capital Acquisition Corp.
filed 2022-04-12
CIK 1828735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY
The

aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $
115,000,000
.
As of
April
12
, 2022 there were
10,723,239 shares of Class A common stock, par value $0.0001 per share and 3,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete the eCombustible Business Combination (as defined below) or any other initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For forward-looking statements relating to eCombustible and the eCombustible Business Combination, please see the eCombustible Registration Statement.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“board of directors” or “board” are to the board of directors of the Company;

•
“Business Combination Agreement” are to the Agreement and Plan of Merger, dated as of November 23, 2021, by and among the Company, Pubco, Purchaser Merger Sub, Company Merger Sub, the Purchaser Representative, the Seller Representative and eCombustible;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“eCombustible” are to eCombustible Energy LLC, a Delaware limited liability company;

•	“eCombustible Business Combination” are to the transactions contemplated by the Business Combination Agreement;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•
“founder shares” (which includes the representative shares) are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 7, 2021;

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

•	“Pubco Registration Statement” are to the Registration Statement on Form S-4, filed with the SEC by Pubco (as defined herein) on February 11, 2022, as may be amended from time to time;

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

•	“Registration Statement” are to the Form S-1 filed with the SEC on November 3, 2020, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“representative” are to EF Hutton (formerly known as Kingswood Capital Markets), division of Benchmark Investments, LLC, who was the representative of the underwriters in our initial public offering;

•	“representative shares” are to the 125,000 shares of our Class B common stock issued in October 2020 to the representative and its designees;

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

•
“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which an initial amount of $101,500,000 ($10.15 per unit) from the net proceeds of the sale of the units and placement units in the initial public offering was placed;

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

•	“warrant agent” are to Continental; and

•	“we,” “us,” “Benessere,” “Company” or “our Company” are to Benessere Capital Acquisition Corp., a Delaware corporation.

PART I

Item 1.	Business.
General
We are a blank check company incorporated in September 2020 as a Delaware corporation whose business purpose is to effect an initial business combination. Since our initial public offering, we have focused our search for an initial business combination with businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we expect to focus on middle market and emerging growth technology-focused companies in the North, Central and South America (which we refer to as the Americas).
Initial Public Offering
On January 7, 2021, we consummated our initial public offering of 10,000,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, one right to receive one-tenth
(1/10) of one share of Class A common stock upon the consummation of the Company’s initial business combination, and three-fourths of one warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.
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
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Patrick Orlando, our Chairman of the Board and Chief Executive Officer, Francisco O. Flores, our Chief Financial Officer, and Guillermo Cruz, our Chief Operating Officer, who have spent significant portions of their careers working with businesses in the technology industry. We must complete our initial business combination by July 7, 2022. If our initial business combination is not consummated by July 7, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.
eCombustible Business Combination
On November 23, 2021, we entered into the Business Combination Agreement. Capitalized terms used in this section of the Report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.
The Business Combination Agreement provides for two mergers: (i) the merger of Purchaser Merger Sub with and into Benessere, with Benessere continuing as the surviving entity (the “Purchaser Merger”), and (ii) the merger of Company Merger Sub with and into eCombustible, with eCombustible continuing as the surviving entity (the “Company Merger”, and together and collectively, with the Purchaser Merger, the “Mergers”). As a result of the Mergers, Benessere and eCombustible will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company.
Subject to the terms and conditions set forth in the Business Combination Agreement, at the effective time of the Mergers (the “Effective Time”), among other things, the following will occur: (a) the holder of each issued and outstanding Benessere unit shall be deemed to hold one (1) share of Benessere common stock and three-fourths (3/4) of one (1) Benessere warrant, and all such Benessere securities shall be converted as provided below; (b) each issued and outstanding share of Benessere common stock will be converted automatically into the right to receive one (1) share of Pubco common stock; (c) each issued and outstanding Benessere warrant shall be automatically converted into one Pubco warrant; (d) each issued and outstanding membership interest unit of eCombustible (each an “eCombustible Unit”) will be converted automatically into the right to receive a pro rata portion of the Merger Consideration (as defined below); and (e) each outstanding eCombustible convertible security that is not a eCombustible Unit, if not exercised or converted prior to the Effective Time, shall be canceled, retired and terminated.

BCAC Purchaser Rep LLC is serving as the Purchaser Representative under the Business Combination Agreement, and in such capacity will represent the interests of Pubco’s stockholders (other than the eCombustible Securityholders) after the Effective Time with respect to certain matters under the Business Combination Agreement, including the determination of any Merger Consideration (as defined below) adjustments, issues regarding the Closing Statement or indemnification claims made against eCombustible and related parties after the Closing. Jorge Arevalo is serving as the Seller Representative under the Business Combination Agreement, and in such capacity will represent the interests of the holders of eCombustible securities (the “eCombustible Securityholders”) with respect to certain matters under the Business Combination Agreement, including the determination of any Merger Consideration adjustments, issues regarding the Closing Statement or indemnification claims made against eCombustible and related parties after the Closing.
The aggregate merger consideration to be paid pursuant to the Business Combination Agreement to the eCombustible Securityholders as of the Effective Time will be an amount equal to $805,000,000, subject to adjustments for eCombustible’s closing debt, net of adjustments for working capital, net debt and transaction expenses (the “Merger Consideration”), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. The Merger Consideration to be paid to the eCombustible Securityholders will be paid solely by the delivery of new shares of Pubco common stock, with each valued at the price per share (the “Redemption Price”) at which each share of Benessere common stock is redeemed or converted pursuant to the redemption by Benessere of its public stockholders in connection with Benessere’s initial business combination, as required by Benessere’s amended and restated certificate of incorporation and by-laws and Benessere’s
initial public offering prospectus (the “Redemption”). The Merger Consideration will be subject to a true-up adjustment
procedure commencing within 90 days after the Closing.
The Merger Consideration will be allocated among the eCombustible Securityholders pro rata based on the number of eCombustible Units owned by each such holder; provided, however, that the Merger Consideration otherwise payable to the eCombustible Securityholders is subject to purchase price adjustments and also to reduction for indemnification obligations.
In addition to the Merger Consideration set forth above, the eCombustible Securityholders will also have a contingent right to receive up to an additional 59,000,000 shares of Pubco common stock (the “Earnout Shares”) after the Closing based on the price performance of the Pubco common stock during the 30-month period
following the Closing Date (the “Earnout Period”). The Earnout Shares shall be earned and payable during the Earnout Period as follows:

•
if the dollar volume-weighted average price (“VWAP”) of Pubco’s common stock equals or exceeds $12.50 per share for any 20 out of any 30 consecutive trading days, Pubco shall issue to the eCombustible Securityholders Holders an aggregate of 29,500,000 Earnout Shares; and

•
if the VWAP of Pubco’s common stock equals or exceeds $15.00 per share for any 20 out of any 30 consecutive trading days, the Pubco shall issue to the eCombustible Securityholders an aggregate of an additional 29,500,000 Earnout Shares.

If there is a determination that the eCombustible Securityholders are entitled to receive Earnout Shares pursuant to the Business Combination Agreement, such Earnout Shares will be allocated pro rata among the eCombustible Securityholders. The number of shares of Pubco common stock constituting any Earnout Share payments shall be equitably adjusted for any stock splits, stock dividends, combinations, recapitalizations and the like after the Closing.
Ancillary Agreements
Simultaneously with the execution of the Business Combination Agreement, certain members of eCombustible entered into voting agreements with Benessere and eCombustible (the “Voting Agreement”). Under the Voting Agreement, such Company Unitholders of eCombustible agreed to vote all of their eCombustible Units in favor of the Business Combination Agreement and related transactions. These eCombustible members also agreed to take certain other actions in support of the Business Combination Agreement and related transactions, including cooperation with respect to the Pubco Registration Statement, and to refrain from taking such actions that would adversely impede the ability of the parties to perform the Business Combination Agreement.
The Voting Agreement also prevents transfers, except for certain permitted transfers, of the eCombustible Units held by the eCombustible member party thereto between the date of the Voting Agreement and the date of the Closing or earlier termination of the Mergers.
Simultaneously with the execution of the Business Combination Agreement, Benessere, Pubco, eCombustible and the sponsor, entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the sponsor agreed to support the Mergers and to vote all of its shares of Class A common stock (and all other Benessere securities owned by the Sponsor, including founder shares consisting of Class B common stock, private rights and private warrants) in favor of the Business Combination Agreement and related transactions. The sponsor also agreed to take certain other actions in support of the Business Combination Agreement and related transactions and to refrain from taking such actions that would adversely impede the ability of the parties to perform the Business Combination Agreement. The Sponsor Support Agreement also prevents transfers, except for certain permitted transfers, between the date of the Sponsor Support Agreement and the date of the Closing or earlier termination of the Mergers. The sponsor also agreed to a lock-up provision
whereby, subject to limited specified exceptions, the sponsor will not for six months from the Closing (or, if earlier, (i) the date on which the closing sale price of a share of Pubco common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (ii) the date post-Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third party resulting in all of Pubco’s stockholders having the right to exchange their equity holdings in Pubco for cash, securities or other property) engage in any direct or indirect transfer or disposition of Pubco securities or Benessere securities or publicly disclose the intention to do so.
Prior to the Closing, certain persons and entities who will be affiliates of Pubco upon the Closing and certain other stockholders of Pubco are expected to enter into a Registration Rights Agreement and a
Lock-Up
Agreement. Pursuant to the terms of such agreements, Pubco will be obligated to file a registration statement to register the resale of certain securities held by such holders, subject to certain requirements and customary conditions. In addition, Significant Company Holders will be required to enter into a
Lock-Up
Agreement as a condition to the Closing, providing that the securities of Pubco held by such holders will be locked-up
for a period of time following the Closing.
Qualified Summary
The sections above describing the Business Combination Agreement, the Voting Agrement, the Sponsor Support Agreement do not purport, and are not intended, to describe all of the terms and conditions thereof. The foregoing summary is qualified in its entirety by reference to the complete text of the Business Combination Agreement, the Voting Agreement and the Sponsor Support Agreement, copies of each of which are attached hereto as Exhibits 2.1, 10.9 and 10.10, respectively.
For more information relating to the eCombustible Business Combination and the agreements described above, please see the Form
8-K
filed by the Company on November 30, 2021 and the Pubco Registration Statement.
Extension of Term
On January 7, 2022, at a special meeting of stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation, pursuant to which our deadline to complete a business combination was extended from January 7, 2022 to July 7, 2022 (the “Extension”).
In connection with the Extension, we issued notes in the aggregate principal amount of $2,065,898 to Sponsor and eCombustible, pursuant to which each of the Sponsor and eCombustible loaned us $1,023,949 to deposit into the trust account (the “Extension Notes”). The proceeds of the Extension Notes, along with the other funds in the trust account will be distributed either to: (i) all of the holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial Business Combination. As of March 28, 2022, we have available to us approximately $107,001,118, or approximately $10.36 per public share, held in the trust account.
The Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation.
Business Strategy
While we may, if the eCombustible Business Combination is not consummated, pursue an initial business combination target in any industry or geographic location, we have focused our search on technology-focused emerging growth companies in the Americas. We believe that combining our company with a leading high-growth technology company will fuel organic growth and provide a platform for future acquisitions. We have focused our search on companies built on disruptive technologies and business platforms. We believe this is the key for potential to gain competitive advantages. With the application of additional capital through our company, we believe we will be able to fast track technological advancement, employ cutting edge design, and improve processes. Sectors we plan on exploring include, but are not limited to, technologically advanced segments of the medical, data and data science, industrial, and financial fields.
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

•
Strong Performance in the Tech and Software Industries
: According to CompTIA, tech services and software account for nearly half of spending in the U.S. technology market, which represents a significantly higher than the rate in many other global regions. While emerging technologies currently account for only 17% of the overall global revenue, they are expected to drive nearly half of the growth in new revenue.

•
Operator-Led
SPACs outperform their Sectors:
 According to McKinsey & Company, SPACs that are led by executives with past
C-Suite experience
tend to outperform other SPACs (by about 40%) and their industry peers (by about 10%) after at least 12 months of publicly available trading data.

Competitive Advantages
We believe we have the following competitive advantages in our pursuit of a target company:

•	Leadership of an Experienced Management Team .
Our management team is led by Mr. Patrick Orlando, who, over a
20-year
career, has served in many demanding roles in industries such as Investment Banking and Financial Services. Mr. Orlando has experience with SPACs.
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

•
Established Deal Sourcing Network
. We believe the strong track record of our management team will provide access to quality initial business combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on
business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

•
Status as a Publicly Listed Acquisition Company
. We believe our structure makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. This can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

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

•
Businesses with Revenue and Earnings Growth Potential.
We have and will continue to seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on
acquisitions resulting in increased operating leverage.

•
Businesses with Potential for Strong Free Cash Flow Generation.
We have and will continue to seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We are focusing on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We also seek to prudently leverage this cash flow in order to enhance stockholder value.

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

•
Appropriate Valuations and Upside Potential
. We apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

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
We anticipate structuring our initial business combination, such as the eCombustible Business Combination, so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of eCombustible was in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, if we do not consummate the eCombustible Business Combination, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
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
This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team provides us with an important source of acquisition opportunities, such as eCombustible. In addition, Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 7, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the end of the prior June 30 th
, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30
th
.
Financial Position
With funds available for an initial business combination in the amount of approximately $107,001,118 as of March 28. 2022, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, except for the Working Capital Loan, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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
We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While eCombustible is not affiliated with our sponsor, officers or directors, in the event we do not consummate the eCombustible Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
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
In evaluating a prospective business combination target, we conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
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
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business, such as eCombustible. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business, including eCombustible, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
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
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the eCombustible Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of March 28, 2022, was approximately $107,001,118. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.
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

If our initial business combination with eCombustible is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If the eCombustible Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until July 7, 2022, as approved by our stockholders at a special meeting on January 7, 2022.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only until July 7, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by July 7, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.
Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by July 7, 2022. However, if our sponsor, officers or directors acquired or acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 7, 2022.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.
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
If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.36, based on the amount in the trust account as of March 28, 2022. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.36. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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
We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account (approximately $60,534 as of March 28, 2022) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 7, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 7, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by July 7, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our prescribed time period for an initial business combination and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.36 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by July 7, 2022, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and if the eCombustible Business Combination is not consummated, we may encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination if the eCombustible Business Combination is not consummated.
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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on
Form 8-A
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 7, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.
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
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	early stage company without an operating history;

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections afforded to investors of blank check companies;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce our sponsor’s indemnification obligations;

•	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

•	dependence on key personnel;

•	conflicts of interest of our sponsor, officers and directors and the representative;

•	the delisting of our securities by Nasdaq;

•	dependence on a single target business with a limited number of products or services;

•	shares being redeemed and warrants and rights becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	our initial stockholders controlling a substantial interest in us;

•	warrants’, rights’ and founder shares’ adverse effect on the market price of our common stock;

•	disadvantageous timing for redeeming warrants;

•	registration rights’ adverse effect on the market price of our common stock;

•	impact of COVID-19 and related risks;

•	business combination with a company located in a foreign jurisdiction;

•	changes in laws or regulations; tax consequences to business combinations;

•	exclusive forum provisions in our amended and restated certificate of incorporation;

•
if we do not consummate the eCombustible Business Combination, we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	our financial performance following a business combination may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•
our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and/or the market price of our common stock, which may make it more difficult for us to consummate an initial business combination with a target business;

•
we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

•	we may face litigation and other risks as a result of the material weakness in our internal control over financial reporting;

•
members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination;

•
if the eCombustible Business Combination is not consummated, there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
we may engage one or more of the underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

•
we may attempt to complete our initial business combination with a private company (including eCombustible) about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

•
if the funds held outside of our trust account are insufficient to allow us to operate until at least July 7, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by July 7, 2022;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.36 per share; and

•
resources could be wasted in researching acquisitions that are not completed (including the eCombustible Business Combination), which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.36 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and the additional risk factors previously disclosed in our Annual Report filed on Form
10-K
with the SEC on March 31, 2021 and Quarterly Reports on Form
10-Q
for the quarter ended (i) March 31, 2021 as filed with the SEC on May 28, 2021 and (ii) September 30, 2021 as filed with the SEC on November 19, 2021. For risks relating to eCombustible and the Pubco Business Combination, please see the eCombustible Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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
(b) Holders
On March 25, 2022, there were two holders of record of our units, one holder of record of our shares of Class A common stock, one holder of record of our rights, and one holder of record of our warrants.
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
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
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
All activity through December 31, 2021 relates to our formation, IPO, and search for a prospective initial business combination target.
We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021 we had net income of approximately $2 million which consisted of approximately $3.8 million of gain from the change in fair value of warrant liability and approximately $165,900 transaction costs incurred in connection with warrants, $60,000 of interest income on investments held in the trust account, partially offset by approximately $1.5 million of general and administrative expenses and approximately $200,000 of franchise tax expense.
Liquidity, Capital Resources and Going Concern
As of December 31, 2021, we had $117,191 of cash in our operating account. As of December 31, 2021, we had a working capital deficit of $807,285

Our liquidity needs through December 31, 2021 have been satisfied through a contribution of $25,000 from the sponsor in exchange for the issuance of the founder shares, a loan of approximately $108,200 from the sponsor pursuant to a promissory note (the
“Pre-IPO
Note”) and the proceeds from the consummation of the private placement with the sponsor not held in the trust account. We fully repaid the
Pre-IPO
Note upon completion of the initial public offering.
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
On February 11, 2022, the Company paid $99,200 to the SEC as a filing fee for the filing of the Pubco Registration Statement.
On March 24, 2022, the Company paid $62,500, representing 50% of the fee required under the Hart-Scott-Rodino (“HSR”) Act and the rules of the Federal Trade Commission (the “FTC”), to the FTC, for purposes of a premerger notification and HSR filing under these rules, which is customary for business combinations and required in connection with the eCombustible Business Combination. eCombustible paid the remainder of this fee to the FTC.
As of April 12, 2022, we have available to us approximately $18,584 held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest
bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Additionally, we have the ability to draw on the Working Capital Loan (as defined below) from our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The company has incurred and expects to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While the company intends to complete the proposed Business Combination before July 7, 2022 there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.
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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On November 11, 2021, the Sponsor provided a commitment to provide a $1,000,000 non-interest bearing loan for working capital purpose. There were no amounts outstanding at December 31, 2021.
On January 12, 2022, we issued the Extension Notes, described below in Related Party Loans.
Upon the IPO, our sponsor purchased an aggregate of 360,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $3,600,000. The over-allotment option has been exercised in full, the amount of placement units sold was 393,750 for an aggregate purchase price of $3,937,500. Each placement unit consists of one share of Class A common stock and three-fourths of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. Each right entitles the holder thereof to receive one-tenth
(1/10) of one Class A common stock upon consummation of our initial business combination, so you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the representative shares, the placement shares, placement warrants or the placement rights, which will expire worthless if we do not consummate a business combination by July 7, 2022. The placement units are identical to the units sold in the IPO except that (a) the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees, (b) the placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights.
Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by July 7, 2022 and (iii) if we fail to consummate a business combination by July 7, 2022 or if we liquidate prior to by July 7, 2022 period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by July 7, 2022. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination by July 7, 2022.
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
Related Party Loans
Working Capital Loan
On November 11, 2021, the Sponsor committed to providing an aggregate of up to $1,000,000 to the Company in order to finance working capital costs of the Company (the “Working Capital Loan”). As of December 31, 2021 and 2020, we had borrowed $0 and $0, respectively, under the Working Capital Loan.
Extension Notes
On January 12, 2022, we issued promissory notes (the “Extension Notes”) in the aggregate principal amount of $2,065,898 to the Sponsor and eCombustible, pursuant to which each of the Sponsor and eCombustible loaned to the Company $1,032,949 to deposit into the Company’s trust account for each public share that was not redeemed in connection with the extension of the Company’s termination date from January 7, 2022 to July 7, 2022.
The proceeds of the Extension Notes, along with the other funds in the trust account will be distributed either to: (i) all of the holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial Business Combination.
The Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
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
Factors That May Adversely Affect Our Results of Operations
Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by
Rule 12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-19
comprising a portion of this Report, which are incorporated herein by reference.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its Prior Financials to reclassify the Company’s warrants as well as the Company’s restatement of its previously issued financial statements to reclassify the Company’s Class A common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.
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
Management’s Annual Report on Internal Controls over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
The Certifying Officers performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the public warrants and placement warrants and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Patrick Orlando	49	Chairman, Chief Executive Officer and Director
Francisco O. Flores	35	Chief Financial Officer and Secretary
Guillermo Cruz	30	Chief Operating Officer
Joseph A. Porrello	50	Director
Rene Gerardo Sagebien	53	Director
Eric Swider	48	Director
Justin L. Shaner	40	Director
The experience of our directors and executive officers is as follows:
Patrick Orlando
has served as our Chairman and Chief Executive Officer since January 2021, has been serving as special advisor for BurTech Acquisition Corp (Nasdaq: BRKH) and Nubia Brand International Corp. (Nasdaq: NUBI) since December 2021 and January 2022, respectively. He has also been serving as Chief Executive Officer of Digital World Acquisition Corp. (Nasdaq: DWAC), a special purpose acquisition corporation, since September 2021, as well as Chief Executive Officer of Benessere Capital Acquisition Corp. (Nasdaq: BENE), a special purpose acquisition corporation, since September 2020. In addition, he also served as Chief Executive Officer of Yunhong International (Nasdaq: ZGYH), a publicly listed special acquisition purpose corporation, since January 2020. Mr. Orlando is Chief Executive Officer of Benessere Capital, LLC, an investment consulting and investment banking firm he founded in Miami in October 2012. At Benessere Capital, LLC, he has advised on fundraising, capital deployment, mergers and acquisitions, private placements, and products marketing. From March 2014 to August 2018, Mr. Orlando also served as the Chief Financial Officer of Sucro Can Sourcing LLC, a sugar trading company he co-founded, where he managed all financial matters including insurance and banking relationships. From November 2014 to August 2018, Mr. Orlando served as the Vice President of Sucro Can International LLC, a sugar processing company, where he focused on finance and processing technology. From March 2011 to March 2014, Mr. Orlando served as the Managing Director and the Head of Structuring and Derivatives of BT Capital Markets, LLC, a boutique investment bank in Miami, Florida, where he was involved in managing global derivatives and structuring activities. From September 2006 to March 2011, Mr. Orlando served in roles including Chief Technical Officer and Director of Pure Biofuels Corporation, a renewable fuel corporation headquartered in Houston, Texas with operations in Peru. From April 1998 to December 2003, Mr. Orlando served as the Director of Emerging Markets Fixed Income Derivatives of Deutsche Bank. Mr. Orlando earned degrees in Mechanical Engineering and Management Science from the Massachusetts Institute of Technology. We believe that Mr. Orlando is well-qualified to serve on our board of directors due to his extensive investing, science and engineering experience and in particular his experience as Chief Executive Officer and board member of other special purpose acquisition companies.
Francisco O. Flores
 has served as our Chief Financial Officer and Secretary since inception. Mr. Flores founded and has been serving as managing director of Trebol Capital since July 2015. Through Trebol Capital, Mr. Flores has been the lead investor in over 12 tech startups, in which some of his largest investors are Mexican government entities. Mr. Flores has also been serving as general partner at Klee Real State, a private equity fund that focus on real estate investments in Mexico since October 2018. Mr. Flores founded and has also been serving as managing partner of Younicorn Apps, a company that specializes on aiding start-ups with their technology and software development, since September 2016. In October 2011, he founded and has been serving as managing partner of Industrias Tecnológicas de Aguascalientes, a company that develops software to analyze large amounts of data for their customers. Since November 2010, he has been serving as Chief Executive Officer of Nodus The Creative Center, the first private incubator and entrepreneurship center in Bajĺo, Mexico, in which he supported in their business program more than 75 tech startups. Mr. Flores earned a degree in Mechatronic Engineering and specialized in Artificial Intelligence from the Instituto Tecnologico de Estudios Superiores de Monterrey (ITESM).

Guillermo Cruz
 has served as our Chief Operating Officer since November 2020. Mr. Cruz is known for his private equity investment experience and management consulting expertise in Latin America. Mr. Cruz has served as the Chief Executive Officer and a partner of Asesores de Consejo y Alta Direccion S.C. and Board Solutions LLC (“ACAD & Board Solutions”), the largest corporate governance consulting firm in Latin America in revenue, a role he has held since 2010. In 2013, Mr. Cruz founded GC Capital Investment Fund, a venture capital firm, which has partnered with eight startups in a variety of industries. In October 2020, he formed Maquia Capital, an agricultural private equity firm which manages investments in Mexico, the United States, and Latin America. Mr. Cruz holds a MS in Finance from Harvard University, a certificate in business administration from the Yale School of Management, and a bachelor’s degree from the University of Texas at Austin.

Joseph A. Porrello
has served as one of our directors since November 2021. Mr. Porrello has been practicing law in South Florida for over twenty four years, representing the needs of physicians, high net worth individuals and their families, including founding his own law firm, Joseph A. Porrello, P.A., in 2002. Prior to founding Joseph A. Porrello, P.A., Mr. Porrello was a member of the Tax, Trusts & Estates and Corporate Departments of Bilzin Sumberg, LLP, a leading South Florida law firm. Mr. Porrello has extensive experience in designing and implementing sophisticated strategies for wealth preservation. Mr. Porrello received a bachelor of arts degree from the University of Florida, a juris doctor from the University of Denver and an L.L.M. in taxation from the University of Florida. We believe Mr. Porrello is well-qualified to serve as a member of our board of directors due to his experience in corporate law and his ability to provide well-rounded business judgment when considering potential target businesses.
Rene Gerardo Sagebien
has served as one of our directors since November 2021. Mr. Sagebien has served as Senior Managing Counsel for Mastercard International Inc. (“Mastercard”) since November 2018, where Mr. Sagebien oversees all legal aspects for a high growth division of Mastercard in Latin America and the Caribbean and manages attorneys in Miami, Sao Paulo, Buenos Aires, Bogota and Mexico City. Prior to this role, in November 2017, Mr. Sagebien founded opened his own law firm, Rene G. Sagebien, P.A. in November 2017, and counseled several U.S.-based start-up companies that were created to trade petroleum, coffee, sugar and other commodities in the U.S., Peru, Argentina and Columbia. From 2002 to 2017, Mr. Sagebien worked in various law firms, including the real estate department at Stearns Weaver Miller Weissler Alhadeff & Sitterson P.A. and held in-house positions, including at Visa Inc. From 1998 to 2002, Mr. Sagebien worked on Wall Street at firms such as HSBC and Deutsche Bank, where he supported commodities and derivatives trading desks for a petroleum company and several international financial institutions as in-house counsel, negotiating and structuring closed global derivatives, commodities and financial transactions valued in the tens of billions of dollars. We believe Mr. Sagebien is well-qualified to serve as a member of our board of directors due to his experience in corporate law and his ability to provide well-rounded business judgment when considering potential target businesses.
Eric Swider
 has served as one of our directors since January 2021. Mr. Swider has been serving as the Chief Executive Officer of RUBIDEX since January 2020, a start-up company focusing on data security. Mr. Swider has served as a director of Digital World Acquisition Corp. since its initial public offering in September 2021. Mr. Swider founded Renatus Advisors and has been serving as the Partner of Renatus LLC since June 2016, where he is responsible for FEMA grant management and government advisory services. From September 2016 to January 2018, Mr. Swider served as the Managing Director of Great Bay Global where he oversaw launch of new business division focused on investing in alternative strategies. From December 2014 to June 2016, Mr. Swider served as the Managing Director of OHorizons Global, where he oversaw expansion of new investment team and was responsible for working on a global basis to expand client base and investment portfolio. From February 2010 to December 2015, Mr. Swider served as the Managing Director of Oceano Beach Resorts, where he was responsible for growing new property and resort management group. Mr. Swider received his education in Mechanics Engineering and Nuclear Science Studies at US Naval Engineering and Nuclear A Schools, an intensive two-year program studying nuclear physics, heat transfer and fluid flow, advanced mathematical practices and engineering principles. We believe Mr. Swider is well-qualified to serve as a member of our board of directors due to his experience in business strategy, international expertise, and his contacts and relationships.

Justin L. Shaner
 has served as one of our directors since January 2021. Mr. Shaner has served as a director of Digital World Acquisition Corp. since its initial public offering in September 2021. Mr. Shaner founded and has been serving as Chief Executive Officer of Shaner Properties LLC, a real estate investment and development company, since February 2011. Mr. Shaner has been Vice President of Development for Shaner Hotels LP, one of the prominent award-winning hospitality owner-operators and management companies in the hospitality industry, since 2018. Mr. Shaner has been serving as the Chief Executive Officer of Sobe Brooke Studios LLC, an independent film production company, since October 2012. From August 2013 to June 2016, Mr. Shaner served as a Partner and Producer of Radar Pictures in Los Angeles, California. From September 2007 to September 2015, Mr. Shaner served as the President and Chief Creative Officer of The JLS Agency, a digital marketing agency. Mr. Shaner also serves as a board member for Shaner Ciocco S.r.l. which developed and manages the Renaissance Tuscany hotel. Mr. Shaner holds a bachelor’s degree from the Pennsylvania State University. We believe Mr. Shaner is well-qualified to serve as a member of our board of directors due to his experience in business strategy, board experience, and experience investing in the technology sector.
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
Number and Terms of Office of Officers and Directors
We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Joseph A. Porrello and Rene Gerardo Sagebien will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eric Swider and Justin L. Shaner, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Patrick Orlando, will expire at the third annual meeting of stockholders.
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
Audit Committee
We have established an audit committee of the board of directors. Joseph Porrello, Rene Gerardo Sagebien and Eric Swider serve as members of our audit committee, and Eric Swider chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Joseph Porrello, Rene Gerardo Sagebien and Eric Swider meet the independent director standard under Nasdaq listing standards and under
Rule 10-A-3(b)(1) of
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

Compensation Committee
We have established a compensation committee of the board of directors. Joseph Porrello, Justin Shaner, Rene Gerardo Sagebien and Eric Swider serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Joseph Porrello, Justin Shaner, Rene Gerardo Sagebien and Eric Swider are independent and Eric Swider chairs the compensation committee.

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
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Joseph Porrello, Rene Gerardo Sagebien, Eric Swider, and Justin L. Shaner. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
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

Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters with the SEC and copies are available on our website. You are able to review these documents by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that each of Messrs. Porrello and Sagebien did not timely file a report relating to their appointment as a director in October 2021.

Item 11.	Executive Compensation.
None of our officers has received any cash compensation for services rendered to us. We have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, certain officers and directors have received founder shares from our sponsor. For more information, please see “Item 13- Certain Relations, Related Transactions, and Director Independence.” However, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, such as the eCombustible Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 13,723,239 shares of our common stock, consisting of (i) 10,723,239 shares of our Class A common stock and (ii) 3,000,000 shares of our Class B common stock, issued and outstanding as of April 8, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
ARC Global Investments LLC(1)(2)	393,750	3.67%	2,820,833	94.0%	23.42%
Patrick Orlando(1)(2)	393,750	3.67%	2,820,833	94.0%	23.42%
Francisco O. Flores(3)	—	—	10,000	*	*
Guillermo Cruz(4)	—	—	10,000	*	*
Joseph Porrello	—	—	2,500	*	*
Rene Sagebien	—	—	2,500	*	*
Eric Swider	—	—	5,000	*	*
Justin L. Shaner(5)	—	—	5,000	*	*
All executive officers and directors as a group (7 individuals)	393,750	3.67%	2,855,833	95.2%	23.68%
Highbridge Capital Management, LLC (6)	1,097,400	10.23%	—	—	8.00%
Weiss Asset Management LP (7)	990,000	9.23%	—	—	7.21%
CVI Investments, Inc. (8)	700,000	6.53%	—	—	5.10%
Basso SPAC Fund LLC (9)	626,012	5.84%	—	—	2.35%
Feis Equities LLC (10)	613,262	5.72%	—	—	4.47%
Glazer Capital, LLC (11)	1,260,807	11.82%	—	—	9.24%

*	less than 1%

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

(6)
Represents shares that may be deemed to be beneficially owned by each of (i) Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”) and (ii) Highbridge SPAC Opportunity Fund, L.P. may be deemed to be the beneficial owner of the 648,334 shares of Class A Common Stock held by it. The business address of each of Highbridge Capital Management, LLC and Highberidge SPAC Opportunity Fund, L.P. is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)
Represents shares that may be deemed to be beneficially owned by each of BIP GP LLC, a Delaware limited liability company (“BIP GP”). Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”). BIG GP is only deemed to own 623,700 of the 990,000 shares. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. BIP GP, Weiss Asset Management, WAM GP, and Andrew Weiss have a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(8)
Represents shares that may be deemed to be beneficially owned by each of CVI Investments, Inc., a Cayman Islands entity, and Heights Capital Management, Inc., a Delaware corporation. Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over these 700,000 shares, and therefore may be deemed to beneficially own these 700,000 shares. William Walmsley, the Director of CVI Investments, Inc., may also be deemed to beneficially own these 700,000 shares, as may Brian Sopinsky, Secretary of Heights Capital Management, Inc. The business address of Mr. Walmsley and CVI Investments, Inc. is: P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman,
KY1-1104,
Cayman Islands. The business address of Mr. Sopinsky and Heights Capital Management, Inc. is: 101 California Street, Suite 3250, San Francisco, California 94111

(9)
Represents shares directly beneficially owned by Basso SPAC Fund LLC (“Basso SPAC”). Basso Management, LLC (“Basso Management”) is the manager of Basso SPAC. Basso Capital Management, L.P. (“BCM”) serves as the investment manager of Basso SPAC. Basso GP, LLC (“Basso GP”) is the general partner of BCM. Mr. Howard I. Fischer is the principal portfolio manager for Basso SPAC, the Chief Executive Officer and a Founding Managing Partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the shares. The business address of Basso SPAC, Basso Management, BCM, Basso GP and Mr. Fischer is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902.

(10)
Represents shares directly beneficially owned by Feis Equities LLC, an Illinois limited liability company and Lawrence M. Feis, a United States citizen (together, the “Reporting Persons”). The business address of the Reporting Persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(11)
Represents shares that may be deemed to be beneficially owned by (i) Glazer Capital, a Delaware limited liability company (“Glazer Capital”) held by certain funds and managed accounts to which Glazer Capital serves as investment manager and (ii) Mr. Paul J . Glazer, who serves as the managing member of Glazer Capital, with respect to the shares held by the Gl azer funds (together, the “Reporting Persons”). The business address of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans
None.
Changes in Control
For more information on the eCombustible Business Combination, see “Item 1. Business”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
On September 30, 2020, we issued an aggregate of 2,875,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. On October 10, 2020, our sponsor transferred 10,000 founder shares to our Chief Financial Officer and 5,000 to each of our four independent directors. On November 27, 2020, our sponsor transferred 10,000 founder shares to our Chief Operating Officer, and 5,000 founder shares to each of our two special advisors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the representative shares and the placement units and underlying securities). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. In April 2022, Mr. John Fargis, a former director, forfeited to the sponsor, for no consideration, 833 founder shares as a result of his resignation from the board of directors in October 2021. Subsequently, the sponsor transferred 2,500 founder shares to each of Mr. Porrello and Mr. Sagebien, who replaced Messrs. John Simpson and John Fargis as independent directors in October 2021.
On January 7, 2021, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 360,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $3,600,000, and on January 21, 2021, in connection with the exercise of the underwriters’ over-allotment option, our sponsor purchased an additional 33,750 placement units at a price of $10.00 per unit for an aggregate purchase price of $337,500. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares, placement warrants or placement rights, which will expire worthless if we do not consummate a business combination by July 7, 2022.

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
On November 11, 2021, the Sponsor committed to providing an aggregate of up to $1,000,000 to the Company in order to finance working capital costs of the Company (the “Working Capital Loan”). As of December 31, 2021 and 2020, we had borrowed $0 under the Working Capital Loan.
Additionally, on January 12, 2022, we issued promissory notes (the “Extension Notes”) in the aggregate principal amount of $2,065,898 to the Sponsor and eCombustible, pursuant to which each of the Sponsor and eCombustible loaned to the Company $1,032,949 to deposit into the Company’s trust account for each public share that was not redeemed in connection with the extension of the Company’s termination date from January 7, 2022 to July 7, 2022.
The proceeds of the Extension Notes, along with the other funds in the trust account will be distributed either to: (i) all of the holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination. The Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation.
Other than as described above, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
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

The holders of the founder shares, representative shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed on January 4, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.
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
See “Item 1. Business” for more information on agreements entered into in connection with the eCombustible Business Combination.

Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Joseph Porrello, Rene Gerardo Sagebien, Eric Swider and Justin L. Shaner are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020 totaled $129,166 and $15,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for for the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for for the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for tax planning and tax advice for for the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020.
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
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID# 688)	F-1
Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-2
Consolidated Statements of Operations for the period from September 25, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	F-3
Consolidated Statements of Changes in Stockholders’ Deficit for the period from September 25, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	F-5
Consolidated Statements of Cash Flows for the period from September 25, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	F-6
Notes to the Consolidated Financial Statements	F-7
(2) Financial Statement Schedules
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Benessere Capital Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benessere Capital Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and for the period from September 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable complete a business combination by July 7, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2020.
Boston, MA
April 12, 2022

Benessere Capital Acquisition Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS

Cash	$117,191	$4,858
Prepaid insurance	43,266	—

Total Current Assets	160,457	4,858
Deferred offering costs	—	91,550
Cash and marketable securities held in Trust Account	116,784,563	—

Total Assets	$116,945,020	$96,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$—	$878
Accrued expense	676,128	—
Promissory note - related party	—	108,200
Franchise tax payable	200,000	—

Total Current Liabilities	876,128	109,078
Deferred underwriting commission	3,450,000	—
Warrant liability	7,026,356	—

Total Liabilities	11,352,484	109,078
Commitments and Contingencies
Class A common stock subject to possible redemption; 11,500,000 shares and no shares at redemption value at December 31, 2021 and December 31, 2020 respectively	116,725,000	—
Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common share, $0.0001 par value; 100,000,000 shares authorized; 393,750 issued and outstanding, excluding 11,500,000 shares subject to possible redemption	39	—
Class B common share, par value $0.0001; 10,000,000 shares authorized; 3,000,000 issued and outstanding	301	301
Additional paid-in capital	—	25,799
Accumulated deficit	(11,132,804)	(38,770)
Total Stockholders’ Deficit	(11,132,464)	(12,670)

Total Liabilities and Stockholders’ Deficit	$116,945,020	$96,408

The accompanying notes are an integral part of these financial statements

Benessere Capital Acquisition Corp.
Consolidated Statements of Operations

		For the Period from
		September 25,
	Year Ended	2020 (Inception)
	December 31,	Through
	2021	September 31, 2020

Formation and operating costs	$1,471,340	$38,770
Franchise tax expense	200,000	—

Loss from operation costs	(1,671,340)	(38,770)
Other income and expenses:
Change in fair value of warrant liability	3,835,624	—
Transaction costs incurred in connection with warrants	(165,900)	—
Interest earned on cash and marketable securities held in Trust Account	59,563	—

Net income (loss)	$2,057,947	$(38,770)

Weighted average shares outstanding of Class A common stock	11,638,709	—

Basic and diluted net income per Class A common stock	$0.14	$—

Weighted average shares outstanding of Class B common stock	3,000,000	2,625,000

Basic and diluted net income (loss) per Class B common stock	$0.14	$(0.01)

The accompanying notes are an integral part of these financial statements

Benessere Capital Acquisition Corp.
Consolidated Statements of Changes in Stockholders’ Deficit
Year Ended December 31, 2021

						Retained
	Class A		Class B		Additional	Earnings	Total
	Common Stock		Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit

Balance — January 1, 2021	—	$—	3,000,000	$301	$25,799	$(38,770)	$(12,670)
Sale of units in Initial Public Offering, net	393,750	39	—	—	3,937,461	—	3,937,500
Remeasurement of redeemable common s t ock	—	—	—	—	(3,963,260)	(13,151,981)	(17,115,241)
Net income	—	—	—	—	—	2,057,947	2,057,947
Balance - December 31, 2021	393,750	$39	3,000,000	$301	$—	$(11,132,804)	$(11,132,464)

The accompanying notes are an integral part of these financial statements

BENESSERE CAPITAL ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES STOCKHOLDER’S DEFICIT
FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance - September 25, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	2,875,000	288	24,712	—	25,000
Issuance of Representative Share s	125,000	13	1,087		1,100

Net loss	—	—	—	(38,770)	(38,770)
Balance - December 31, 2020	3,000,000	$301	$25,799	$(38,770)	$(12,670)

(1)	Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.
The accompanying notes are an integral part of these financial statements

Benessere Capital Acquisition Corp.
Consolidated Statements of Cash Flows

		For the Period
		From September 25,
		2020 (Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,057,947	$(38,770)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(59,563)	—
Change in fair value of warrant liability	(3,835,624)	—
Changes in operating assets and liabilities:
Prepaid insurance	(43,266)
Accrued expenses	682,821	18,628
Franchise tax payable	200,000	—

Net cash used in operating activities	(997,685)	(20,142)

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)	—

Net cash used in investing activities	(116,725,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	118,937,500	—
Repayment of promissory note	(108,200)	—
Payment of offering costs	(994,282)	—

Proceeds from issuance of Class B common stock to sponsor	—	25,000
Net cash provided by financing activities	117,835,018	25,000

Net change in cash	112,333	4,858
Cash at beginning of period	4,858	—

Cash at end of period	$117,191	$4,858

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$17,115,241	$—

Issuance of representative shares	$—	$1,100

Deferred offering costs included in promissory note – related party	$—	$108,200

The accompanying notes are an integral part of these financial statements

BENESSERE CAPITAL ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Benessere Capital Acquisition Corp. (“Bene” or the “Company”) is a blank check company incorporated in the State of Delaware on September 25, 2020. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on companies in the healthcare industry in the United States. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
These consolidated financial statements include Bene, BCAC Holdings Inc, BCAC Purchaser Merger Sub Inc. and BCAC Company Merger Sub LLC. (collectively, the “Company”). All intercompany balances and transactions have been eliminated.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
On November 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among (i) the Company, (ii) BCAC Holdings Inc., a Delaware corporation (“Pubco”), (iii) BCAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), (iv) BCAC Company Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Company Merger Sub”), (v) BCAC Purchaser Rep LLC, a Delaware limited liability company (the “Purchaser Representative”), in the capacity as the representative for the equity holders of Pubco (other than certain holders of eCombustible securities), (vi) Jorge Arevalo in the capacity as the representative for certain security holders of eCombustible (the “Seller Representative”) and (vii) eCombustible Energy LLC, a Delaware limited liability company (“eCombustible”).
The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 7, 2021, the Company consummated its IPO of 10,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000, which is described in Note 3.
Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 360,000 units (the “Private Placement Units”) to ARC Global Investments LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,600,000. In connection with the closing of the purchase of the Over-Allotment Units(as defined in Note 6), the Company sold an additional 33,750 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $337,500 of gross proceeds, which is described in Note 6.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds were placed in the Trust Account and are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a

Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide its Stockholders with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
480-10-S99,
redemption provisions not solely within the control of a company require stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC Topic
470-20.
Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC Topic
480-10-S99.
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
If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
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

The Company will have until July 7, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
and Management’s Plans
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

There were no amounts outstanding at December 31, 2021.
The company has incurred and expects to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While the Company intends to complete the proposed Merger Agreement before July 7, 2022 there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.
Warrant Liability
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. In accordance with ASC Topic
825-10
“Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.
The 8,625,000 warrants issued in connection with the IPO (the “Public Warrants”) and the 295,312 Placement Warrants (as defined below) are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with IPO and Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date, except that the Public Warrants are valued based on market prices once publicly traded. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as transactions costs incurred in connection with warrants in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of IPO.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
At December 31, 2021, the shares of redeemable class A common stock reflected in the Balance Sheet were reconciled in the following table:

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020
. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position
or
statement of operations.
Net Income (Loss) per Common Share
Net income (Loss) per share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Company applies the two-class method in calculating net income (loss) per common share. The remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,636,199	$421,748
Denominator:
Basic and diluted weighted average shares outstanding	11,638,709	3,000,000

Basic and diluted net income (loss) per common share	$0.14	$0.14

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (“ASU”) Topic
2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the IPO on January 7, 2021, the Company sold 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option on January 21, 2021, in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock, three-fourths of one Public Warrantand one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one share common stock at an exercise price of $11.50 per whole share (see Note 8). Each Public Right entitles the holder to receive one-tenth
of one common stock upon completion of the Business Combination (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO on January 7, 2021, and the full exercise by the underwriter of its over-allotment option on January 21, 2021, the initial stockholders purchased an aggregate of 393,750 Placement Units at a price of $10.00 per Placement Unit, ($3,937,500 in the aggregate), from the Company in a private placement that occurred simultaneously with the closing of the IPO and the full exercise by the underwriter of its over-allotment option. The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Placement Units are identical to the Units sold in the IPO, except for the Placement Warrants, as described in Note 6. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law)
and
the Placement Warrants and
the
rights underlying the Placement Units (“Private Rights”) will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Class B Common Stock
On October 13, 2020, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash (the “Founder Shares”).
In October 2020, our Sponsor transferred 10,000 founder shares to our Chief Financial Officer and 5,000 to each of our four independent director nominees. The fair value of the transferred shares was immaterial.
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
Promissory Note – Related Party
On October 13, 2020, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The note was
non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the Promissory Note of $108,200 was fully repaid on January 11, 2021.
Administrative Services Arrangement
The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. As of December 31, 2021, $120,000 of administrative service fees has been incurred and is unpaid.

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
 As of December 31, 2021 there were no loans outstanding.
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
IPO price, less the underwriting discounts and commissions. On January 19, 2021, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 1,500,000 Units (“the Over-Allotment Units”) occurred on January 21, 2021, generating gross proceeds of $15,000,000.The Underwriter was paid a cash underwriting discount of $862,500. $3,450,000 will be payable to the underwriter for deferred underwriting commissions. The deferred fee became payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Merger Agreement – Ancillary Agreements
Capitalized terms used in this section but not otherwise defined have the meanings given to them in the Merger Agreement. Simultaneously with the execution of the Merger Agreement, certain members of eCombustible entered into voting agreements with Benessere and eCombustible (the “Voting Agreement”). Under the Voting Agreement, such Company Unitholders of eCombustible agreed to vote all of their eCombustible Units in favor of the Merger Agreement and related transactions. These eCombustible members also agreed to take certain other actions in support of the Merger Agreement and related transactions, including cooperation with respect to the eCombustible Registration Statement, and to refrain from taking such actions that would adversely impede the ability of the parties to perform the Merger Agreement.
The Voting Agreement also prevents transfers, except for certain permitted transfers, of the eCombustible Units held by the eCombustible member party thereto between the date of the Voting Agreement and the date of the Closing or earlier termination of the Mergers.
Simultaneously with the execution of the Merger Agreement, Benessere, Pubco, eCombustible and the sponsor, entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the sponsor agreed to support the Mergers and to vote all of its shares of Class A common stock (and all other Benessere securities owned by the Sponsor, including founder shares consisting of Class B common stock, private rights and private warrants) in favor of the Merger Agreement and related transactions. The sponsor also agreed to take certain other actions in support of the Merger Agreement and related transactions and to refrain from taking such actions that would adversely impede the ability of the parties to perform the Merger Agreement. The Sponsor Support Agreement also prevents transfers, except for certain permitted transfers, between the date of the Sponsor Support Agreement and the date of the Closing or earlier termination of the Mergers. The sponsor also agreed to a lock-up provision whereby, subject to limited specified exceptions, the sponsor will not for six months from the Closing (or, if earlier, (i) the date on which the closing sale price of a share of Pubco common stock equals or exceeds
$12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (ii) the date post-Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third party resulting in all of Pubco’s stockholders having the right to exchange their equity holdings in Pubco for cash, securities or other property) engage in any direct or indirect transfer or disposition of Pubco securities or Benessere securities or publicly disclose the intention to do so.
Prior to the Closing, certain persons and entities who will be affiliates of Pubco upon the Closing and certain other stockholders of Pubco are expected to enter into a Registration Rights Agreement and a Lock-Up Agreement. Pursuant to the terms of such agreements, Pubco will be obligated to file a registration statement to register the resale of certain securities held by such holders, subject to certain requirements and customary conditions. In addition, Significant Company Holders will be required to enter into a Lock-Up Agreement as a condition to the Closing, providing that the securities of Pubco held by such holders will be locked-up for a period of time following the Closing.
NOTE 7. WARRANT LIABILITY
After taking into account the company’s prior restatement of its audited balance sheet as of January 7, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form
8-K
filed with the SEC on January 14, 2021, the Company has accounted for 8,920,313 warrants issued in the IPO (the 8,625,000 Public Warrants and the 295,312 Private Warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations. For more information regarding this classification, see the Company’s Current Report on Form
8-K
filed with the SEC on May 24, 2021.
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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, it may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event it does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their
warrants on a cashless basis.
Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days ’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
The Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company accounted for the 8,920,313 warrants issued in connection with the IPO (comprised of 8,625,000 Public Warrants and 295,312 Private Placement Warrants) in accordance with the guidance contained in ASC Topic
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of
provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a
‘‘fixed-for-fixed’’
option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of
events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. STOCKHOLDERS’ DEFICIT
Class
 A Common Stock
—
The Company was authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2021, there were 393,750 shares of Class A Common Stock issued and outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.
Class
 B Common Stock
—
The Company was authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At December 31, 2021, there were 3,000,000 shares of Class B Common Stock issued and outstanding, including 125,000 Representative Shares (as defined and described below).
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one
-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in IPO and related to
the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.
Preferred Shares
— The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2021, there were no preferred shares issued or outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
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
The following table presents information about the Company’s derivative warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$116,784,563	$—	$—
Warrant Liabilities:
Public Warrants	$6,727,500	$—	$—
Private Placement Warrants	$—	$—	$298,856
At December 31, 2021, assets held in the Trust Account were comprised of $202 in cash and $116,784,361 in U.S. Treasury Securities.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	January 7, 2021		December 31, 2021
	(Public Warrants)	(Private Warrants)	(Private Warrants)

Exercise price	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$10.00
Expected term (years)	6.00	6.00	5.52
Probability of Acquisition	80.0%	80.0%	80.0%
Volatility	5.0%	5.0%	5.0%
Risk-free rate	0.11%	0.11%	0.06%
Dividend yield (per share)	0.00%	0.00%	0.00%
The Public Warrants were initially valued using Level 3 fair value measurements as noted above until March 24, 2021 when they separated from the units and began trading on NASDAQ. At March 24, 2021 and through December 31, 2021 they were
valued using Level 1 fair value measurements.
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from January 7, 2021 through December 31, 2021:

Fair Value Measurement Using Level 3 Inputs Total

Balance, January 7, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	10,861,980
Transfer of public warrants from Level 3 to Level 1	(6,727,500)
Change in fair value of derivative liabilities	(3,835,624)

Balance, December 31, 2021	$298,856

NOTE 10—TAXES
The Company’s net deferred tax assets is as follows:

For the Year Ended December 31, 2021
Deferred tax assets:
Net operating losses	$33,414
Start up costs	350,071

Total deferred tax assets	383,484
Valuation Allowance	(383,484)
Deferred tax asset, net of allowance	$—

Below is breakdown of the income tax provision.

For the Year Ended December 31, 2021
Federal
Current	$—
Deferred	(338,473)
State and local
Current	—
Deferred	(45,011)
Change in valuation allowance	383,484

Income tax provision	$—

As of December 31, 2021, the Company had $140,437 of U.S. federal and state operating loss carryovers that do not expire and are available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was 383,484.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the Period Year December 31, 2021
U.S. federal statutory rate	21.0%
State tax, net of Federal benefit	2.8%
Change in fair value of warrant liability	-44.4%
Offering Costs attributable to warrants	1.9%

Valuation allowance	18.6%

Income tax provision	—

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to state taxes, the change in the fair value of the fair value of the warrant liability and the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to April 12, 2022 the date the financial statements were available to issue. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On January 12, 2022, the Company issued promissory notes (the “Notes”) in the aggregate principal amount of $2,065,898 to each of the Sponsor and eCombustible Energy LLC (“eCombustible”), pursuant to which each of the Sponsor and eCombustible loaned to the Company $1,032,949 to deposit into the Company’s trust account for each share of the Company’s Class A common stock that was not redeemed in connection with the extension of the Company’s termination date from January 7, 2022 to July 7, 2022. The Company deposited the funds into the Company’s trust account and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination. The Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
On January 7, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from January 7, 2022 to July 7, 2022.
On or about January 12, 2022, Stockholders holding 1,170,511 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $11,886,421.46 (approximately $10.15 per share) will be removed from the Trust Account to pay such holders.

F-
20

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 4, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (3)

2.1	Agreement and Plan of Merger, dated as of November 23, 2021, by and among Benessere Capital Acquisition Corp., BCAC Holdings Inc., BCAC Purchaser Merger Sub Inc., BCAC Company Merger Sub LLC, BCAC Purchaser Rep LLC in the capacity of the Purchaser Representative thereunder, Jorge Arevalo in the capacity of Seller Representative thereunder and eCombustible Energy LLC (5)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation. (6)

3.3	By Laws. (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Specimen Right Certificate (2)

4.5	Warrant Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.6	Rights Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (3)

4.7	Description of Registered Securities. (4)

10.1	Letter Agreement, dated January 4, 2021, by and among the Company, its officers and directors and the Sponsor. (3)

10.2	Promissory Note, dated as of September 30, 2020 issued to ARC Global Investments LLC. (1)

10.3	Investment Management Trust Agreement, dated January 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.4	Registration Rights Agreement, dated January 4, 2021, by and among the Company and certain security holders. (3)

10.5	Securities Subscription Agreement, dated September 30, 2020, between the Company and the Sponsor (1)

10.6	Representative Share Purchase Letter Agreement, dated October 10, 2020, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (1)

10.6	Unit Subscription Agreement, dated January 4, 2021, by and between the Company and the Sponsor. (3)

10.7	Form of Indemnity Agreement. (2)

10.8	Administrative Support Agreement, dated January 4, 2021, by and between the Company and Benessere Enterprises Inc. (3)

10.9	Form of Voting Agremeent (5)

10.10	Form of Sponsor Support Agremeent (5)

10.11	Promissory Note issued to the Sponsor (6)

10.12	Promissory Note issued to eCombustible Energy LLC (6)

14	Code of Ethics (2)

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 3, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 15, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 30, 2021.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 13, 2022.

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2022	Benessere Capital Acquisition Corp

	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Orlando	Chairman, Chief Executive Officer and Director	April 12, 2022
Patrick Orlando	(Principal Executive Officer)

/s/ Francisco O. Flores	Chief Financial Officer and Secretary	April 12, 2022
Francisco O. Flores	(Principal Financial and Accounting Officer)

/s/ Joseph A. Porrello	Director	April 12, 2022
Joseph A. Porrello

/s/ Rene Gerardo Sagebien	Director	April 12, 2022
Rene Gerardo Sagebien

/s/ Eric Swider	Director	April 12, 2022
Eric Swider

/s/ Justin L. Shaner	Director	April 12, 2022
Justin L. Shaner