Form 10-Q
period 2022-03-31
Benessere Capital Acquisition Corp.
filed 2022-05-16
CIK 1828735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May 16, 2022, there

were
10,723,239
 shares of Class A common stock and
3,000,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.

BENESSERE CAPITAL ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Benessere Capital Acquisition Corp.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021

	(Unaudited)	(Audited)
ASSETS
Cash	$8,679	$117,191
Prepaid insurance	22,718	43,266

Total Current Assets	31,397	160,457
Cash and marketable securities held in Trust Account	107,013,092	116,784,563

Total Assets	$107,044,489	$116,945,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expense	$1,300,797	$676,128
Advances from related party	215,000

Promissory Notes — related parties	2,065,898	—
Franchise tax payable	250,000	200,000
Total Current Liabilities	3,831,695	876,128
Deferred underwriting commission	3,450,000	3,450,000

Warrant liability	4,461,633	7,026,356
Total Liabilities	11,743,328	11,352,454
Commitments and Contingencies
Class A common stock subject to possible redemption; 10,329,489 shares and 11,500,000 shares at redemption value at March 31, 2022 and December 31, 2021, respectively	104,844,313	116,725,000
Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common share, $0.0001 par value; 100,000,000 shares authorized; 393,750 issued and outstanding, excluding 11,500,000 shares subject to possible redemption	39	39
Class B common share, par value $0.0001; 10,000,000 shares authorized; 3,000,000 issued and outstanding	301	301
Additional paid-in capital	—	—
Accumulated deficit	(9,543,492)	(11,132,804)

Total Stockholders’ Deficit	(9,543,152)	(11,132,464)

Total Liabilities and Stockholders’ Deficit	$107,044,489	$116,945,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Benessere Capital Acquisition Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Formation and operating costs	$968,729	$313,927
Franchise tax expense	50,000	—

Loss from operation s	(1,018,729)	(313,927)
Other income and expenses:
Change in fair value of warrant liability	2,564,723	6,619,230
Transaction costs incurred in connection with warrants	—	(165,900)
Interest earned on cash and marketable securities held in Trust Account	43,318	17,709

Other Income	2,608,041	6,471,039

Net income	$1,589,312	$6,157,112

Weighted average shares outstanding of Class A common stock	11,893,750	10,850,660

Basic and diluted net income per Class A common stock	$0.11	$0.45

Weighted average shares outstanding of Class B common stock	3,000,000	2,875,000

Basic and diluted net income per Class B common stock	$0.11	$0.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Benessere Capital Acquisition Corp.
Condensed Consolidated Statements of Changes in Stockholders’
Deficit
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance — January 1, 2022	393,750	$39	3,000,000	$301	$—	$(11,132,804)	$(11,132,464)
Net income	—	—	—	—	—	1,589,312	1,589,312

Balance — March 31, 2022	393,750	$39	3,000,000	$301	$—	$(9,543,492)	$(9,543,152)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	3,000,000	$301	$25,799	$(38,770)	$(12,670)
Sale of units in Initial Public Offering, net	393,750	39	—	—	3,937,461	—	3,937,500
Remeasurement of redeemable Class A common stock	—	—	—	—	(3,963,260)	(13,151,981)	(17,115,241)
Net income	—	—	—	—	—	6,157,112	6,157,112

Balance — March 31, 2021	393,750	$39	3,000,000	$301	$—	$(7,033,639)	$(7,033,299)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Benessere Capital Acquisition Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$1,589,312	$6,157,112
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(43,318)	(17,709)
Change in fair value of warrant liability	(2,564,723)	(6,619,230)
Changes in operating assets and liabilities:
Prepaid insurance	20,548	(125,866)
Accrued expenses	624,669	57,928
Franchise tax payable	50,000	—

Net cash used in operating activities	(323,512)	(546,765)

Cash flows from investing activities:
Withdraw of cash from Trust Account	9,814,789	—

Investment of cash in Trust Account	—	(116,725,000)

Net cash provided by (used in) investing activities	9,814,789	(116,725,000)
Cash flows from financing activities:
Proceeds from sale of Units	—	115,000,000
Proceeds from sale of Private Units	—	3,600,000
Proceeds from sale of overallotment Private Placement Units	—	337,500
Payment of offering costs	—	(994,282)
Repayment of promissory note	—	(108,200)
Redemption of redeemable shares	(11,880,687)	—
Proceeds from issuance of debt — related parties	2,065,898	—
Proceeds from advances from related party	215,000	—
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Net cash (used in) provided by financing activities	(9,599,789)	117,835,018

Net change in cash	(108,512)	562,253
Cash at beginning of period	117,191	4,858

Cash at end of period	$8,679	$567,111

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$83,532,350

Deferred underwriting fee payable	$—	$3,450,000

Offering costs charged to additional paid-in capital	$—	$91,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BENESSERE CAPITAL ACQUISITION CORP. NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Benessere Capital Acquisition Corp. (“Bene” or the “Company”) is a blank check company incorporated in the State of Delaware on September 25, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on technology-focused middle market and emerging growth companies in North, Central and South America. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
These consolidated financial statements include Bene, BCAC Holdings Inc., BCAC Purchaser Merger Sub Inc. and BCAC Company Merger Sub LLC (collectively, the “Company”). All intercompany balances and transactions have been eliminated.
On January 7, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from January 7, 2022 to July 7, 2022.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
The registration statement for the Company’s IPO was declared effective on January 7, 2021. On January 7, 2021, the Company consummated its IPO of
10,000,000
Units, at a price of $
10.00
per unit, generating gross proceeds of $
100,000,000
, which is described in Note 3.
Simultaneously with the closing of the IPO, pursuant to a Unit Subscription Agreement, the Company completed the private sale of
360,000
units (the “Private Placement Units”) to ARC Global Investments LLC (the “Sponsor”) at a purchase price of $
10.00
per Private Placement Unit, generating gross proceeds to the Company of $
3,600,000
. In connection with the closing of the purchase of the Over-Allotment Units (as defined in Note 6), the Company sold an additional
33,750
Private Placement Units to the Sponsor at a price of $
10.00
per Private Placement Unit, generating an additional $
337,500
of gross proceeds, which is described in Note 6.
Following the closing of the IPO on January 7, 2021 and the exercise of the over-allotment in full by the underwriter on January 21, 2021, an amount of $
116,725,000
($
10.15
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
Transaction costs amounted to $
4,701,732
, consisting of $
862,500
of underwriting fees, $
3,450,000
deferred underwriting fee and $
389,232
of other offering costs. In addition, $
468,587
of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds were placed in the Trust Account and are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least
80
% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide its Stockholders with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $
5,000,001
upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to
15
% or more of the Public Shares without the Company’s prior written consent.
The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $
10.15
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.
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
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in
capital). While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001
, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.
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
On January 7, 2022, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from January 7, 2022 to July 7, 2022. As part of the meeting, stockholders redeemed 1,170,511 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $11,886,421 (approximately $10.15 per share) was removed from the Company’s trust account to pay such holders. As part of the extension meeting to extend the liquidation date to July 7, 2022, the Sponsor and eCombustible loaned to the Company $1,032,949 to deposit into the Company’s trust account for each share of the Company’s Class A common stock (“Public Share”) that was not redeemed.
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
Going Concern and Management’s Plans
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest
bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On November 11, 2021, the Sponsor provided a commitment to provide a $1,000,000 non-interest
bearing loan for working capital purposes. There were $215,000 and $0 outstanding at March 31, 2022 and December 31, 2021.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.
In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of changes in stockholders’ deficit for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.
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

The 8,625,000 warrants issued in connection with the IPO (the “Public Warrants”) and the 295,312 Placement Warrants (as defined below) are recognized as derivative liabilities in accordance with ASC
815-
40
.
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
capital and accumulated deficit.
At March 31, 2022, the shares of redeemable class A common stock reflected in the Balance Sheet were reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(10,861,980)
Class A common stock issuance costs	(4,535,832)
Plus:
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27,
2020
, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022
Basic and diluted net income per common share	Class A	Class B
Numerator:
Allocation of net income	$1,269,182	$320,130
Denominator:
Basic and diluted weighted average shares outstanding	11,893,750	3,000,000

Basic and diluted net income per common share	$0.11	$0.11

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
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the IPO, on the Company sold 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option on January 21, 2021, in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one common stock, three-fourths of one Public Warrant and one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one share common stock at an exercise price of $11.50 per whole share (see Note 8). Each Public Right entitles the holder to receive one-tenth
of one common stock upon completion of the Business Combination (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO on January 7, 2021, and the full exercise by the underwriter of its over-allotment option on January 21, 2021, the initial stockholders purchased an aggregate of 393,750 Placement Units at a price of $10.00 per Placement Unit, ($3,937,500 in the aggregate), from the Company in a private placement. The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Placement Units are identical to the Units sold in the IPO, except for the Placement Warrants, as described in Note 6. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants and the rights underlying the Placement Units (“Private Rights”) will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Class B Common Stock
On October 13, 2020, the Company issued an aggregate of 2,875,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash (the “Founder Shares”). In October 2020, the Sponsor transferred 10,000 founder shares to our Chief Financial Officer and 5,000 to each of our four independent director nominees. The fair value of the transferred shares was immaterial. The Class B common stock included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the initial stockholders do not purchase any Public Shares in the IPO and excluding the Placement Units and underlying securities). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.
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
Promissory Note — Related Party
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
per month for these services the company incurred $30,000 of such fees for the three months ended March 31, 2022.
As of March 31, 2022, $
90,000
of administrative service fees has been incurred and is unpaid.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to and did not commit to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to
$1,500,000
of such notes may be converted upon consummation of a Business Combination into additional Private Units at a price of
$10.00
per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
On November 12, 2021, the Sponsor provided a firm commitment to provide up to
$1,000,000
in
non-interest
bearing loans for working capital purposes. As of March 31, 2022, there were
$215,000
of such loans outstanding.
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
Underwriting Agreement
The Company granted the underwriter a
45-day
option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions. On January 19, 2021, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 1,500,000 Units (“the Over-Allotment Units”) occurred on January 21, 2021, generating gross proceeds of $15,000,000. The Underwriters were paid a cash underwriting discount of $862,500. $3,450,000 will be payable to the underwriters for deferred underwriting commissions. The deferred fee became payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Merger Agreement — Ancillary Agreements
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
On January 7, 2022, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from January 7, 2022 to July 7, 2022. As part of the meeting, stockholders redeemed 1,170,511 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $11,886,421 (approximately $10.15 per share) was removed from the Company’s trust account to pay such holders. As part of the extension meeting to extend the liquidation date to July 7, 2022, the Sponsor and eCombustible each loaned to the Company $1,032,949 to deposit into the Company’s trust account for each share of the Company’s Class A common stock (“Public Share”) that was not redeemed. The Contributions were non-interest bearing and repayable on the consummation of the Company’s business combination.

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
Closing
.
NOTE 7. WARRANT LIABILITY

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
Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

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
The Company accounted for the 8,920,313 warrants issued in connection with the IPO (comprised of 8,625,000 Public Warrants and 295,312 Private Placement Warrants) in accordance with the guidance contained in ASC Topic
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

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
NOTE 8. STOCKHOLDERS’ DEFICIT
Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 393,750 shares of Class A Common Stock issued and outstanding, excluding 10,329,489 and 11,500,000 shares of Class A Common Stock subject to possible redemption at March 31, 2022 and December 31, 2021.
On January 7, 2022, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from January 7, 2022 to July 7, 2022. As part of the meeting, stockholders redeemed

1,170,511
shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately
$
11,886,421
(approximately $
10.15
per share)
was removed from the Company’s trust account to pay such holders. As part of the extension meeting to extend the liquidation date to July 7, 2022, the Sponsor and eCombustible each loaned to the Company $1,032,949 to deposit into the Company’s trust account for each share of the Company’s Class A common stock (“Public Share”) that was not redeemed. The Contributions were non-interest bearing and repayable on the consummation of the Company’s business combination.
Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,000,000 shares of Class B Common Stock issued and outstanding, including 125,000 Representative Shares (as defined and described below).
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
Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
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

Representative Shares
On October 10, 2020, we issued 125,000 shares of Class B common stock to the representative for nominal consideration (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the IPO, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,100 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.
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
The following table presents information about the Company’s derivative warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Marketable securities held in Trust Account	$107,013,092	$—	$—
Warrant Liabilities:
Public Warrants	$4,312,500	$—	$—
Private Placement Warrants	$—	$—	$149,133
The following table presents information about the Company’s derivative warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Marketable securities held in Trust Account	$116,784,563	$—	$—
Warrant Liabilities:
Public Warrants	$6,727,500	$—	$—
Private Placement Warrants	$—	$—	$298,856
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were primarily invested in U.S. Treasury Securities.
The Company utilizes a modified Monte Carlo simulation to estimate the fair value of the private warrants and quoted prices in active markets for the public warrants at each reporting period.

The estimated fair value of the private placement warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk- free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	January 7, 2021		December 31, 2021	March 31, 2022
	(Public Warrants)	(Private Warrants)	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$10.00	$10.00
Expected term (years)	6.00	6.00	5.52	5.27
Probability of Acquisition	80.0%	80.0%	80.0%	80.0%
Volatility	5.0%	5.0%	5.0%	4.7%
Risk-free rate	0.11%	0.11%	0.06%	2.42%
Dividend yield (per share)	0.00%	0.00%	0.00%	0.00%
The Public Warrants were initially valued using Level 3 fair value measurements as noted above until March 24, 2021 when they separated from the units and began trading on NASDAQ. At March 24, 2021 and through March 31, 2022 they were valued using Level 1 fair value measurements.
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from January 7, 2021 through March 31, 2022.

Fair Value Measurement Using Level 3 Inputs Total
Balance, January 7, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	10,861,980
Transfer of public warrants from Level 3 to Level 1	(6,727,500)
Change in fair value of derivative liabilities	(3,985,314)
March 31, 2022	$149,133
NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to
May [16], 2022 the

date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Recent Developments
On January 7, 2022, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from January 7, 2022 to July 7, 2022. As part of the meeting, stockholders redeemed 1,170,511 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $11,886,421 (approximately $10.15 per share) was removed from the Company’s trust account to pay such holders. As part of the extension meeting to extend the liquidation date to July 7, 2022, the Sponsor and eCombustible each loaned to the Company $1,032,949 to deposit into the Company’s trust account for each share of the Company’s Class A common stock (“Public Share”) that was not redeemed. The Contributions were non-interest bearing and repayable on the consummation of the Company’s business combination.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $1,589,312, which consisted primarily of a $2,564,723 gain from change in fair value of warrant liability partially offset by $1,018,729 of operating costs.
For the three months ended March 31, 2021, we had net income of $6,157,111, which consisted primarily of a $6,619,230 gain from change in fair value of warrant liability.

Liquidity, Capital Resources and Going Concern
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
For the three months ended March 31, 2022, cash used in operating activities was $323,512. Net income of $1,330,562 was impacted by interest earned on marketable securities held in the Trust Account of $43,318, changes in fair value of warrant liability of $2,305,973, and changes in operating assets and liabilities of $695,217.
As of March 31, 2022, we had cash and marketable securities of $107,013,092 held in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock currently authorized and outstanding, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
As of March 31, 2022, we had cash of $8,679 outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. [During the three months ended March 31, 2022 we received $215,000 in advances from our Sponsor to fund operations.

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
On November 11, 2021, the Sponsor committed to providing an aggregate of up to $1,000,000 to the Company in order to finance working capital costs of the Company (the “Working Capital Loan”). As of March 31, 2022 and December 31, 2021, we had borrowed $215,000 and $0, respectively, under the Working Capital Loan.
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
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bring basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Additionally, we have the ability to draw on the Working Capital Loan (as defined below) from our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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

Related Party Loans
Working Capital Loan
On November 11, 2021, the Sponsor committed to providing an aggregate of up to $1,000,000 to the Company in order to finance working capital costs of the Company (the “Working Capital Loan”). As of March 31, 2022 and December 31, 2021, we had borrowed $215,000 and $0, respectively, under the Working Capital Loan.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s material weakness for accounting for complex financial instruments, the Company’s disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of March 31, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, except as described below.
We recently received a subpoena from the SEC seeking various documents regarding, among other things, meetings of our Board of Directors; communications with and the evaluation of potential targets, including eCombustible; communications relating to eCombustible; agreements with certain advisors and affiliates; and documents sufficient to identify banking, telephone, and email addresses. At this time, neither Benessere, BCAC Holdings nor eCombustible appear to be a focus of the SEC’ investigation. Additionally, according to the subpoena, the existence of an investigation does not mean that the SEC has concluded that anyone violated the law or that the SEC has a negative opinion of any person, entity, or security. To the extent that we become a focus of the SEC’ investigation, any resolution of the investigation, could result in the imposition of significant penalties, or injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us, including restrictions on our activities.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risks described in our Annual Report on Form
10-K
filed with the SEC on April 12, 2022 (the “Form
10-K”).
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risks disclosed in the Form
10-K
filed with the SEC.
In addition, we may be subject to the following risk in connection with changes in laws and regulations.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amendment to Amended and Restated Certificate of Incorporation (Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2022).

10.1	Promissory Note issued to ARC Global Investments LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2022).

10.2	Promissory Note issued to eCombustible Energy LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENESSERE CAPITAL ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Francisco O. Flores
	Name:	Francisco O. Flores
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)