Form 10-Q
period 2022-06-30
Benessere Capital Acquisition Corp.
filed 2022-08-24
CIK 1828735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39836

Benessere Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3223033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3109 Grand Avenue #440
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August

4
, 2022,
 there were 10,723,239 shares of Class A common stock and
3,000,000 s
hares of Class B common stock, $0.0001 par value, issued and outstanding.

BENESSERE CAPITAL ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

Benessere Capital Acquisition Corp.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash	$1,307	$117,191
Prepaid insurance	2,170	43,266

Total Current Assets	3,477	160,457
Cash and marketable securities held in Trust Account	107,147,089	116,784,563

Total Assets	$107,150,566	$116,945,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expense	$2,074,522	$676,128
Advances from related party	364,000
Promissory Notes — related parties	2,065,898	—
Franchise tax payable	300,000	200,000

Total Current Liabilities	4,804,420	876,128
Deferred underwriting commission	3,450,000	3,450,000
Warrant liability	2,140,875	7,026,356

Total Liabilities	10,395,295	11,352,454
Commitments and Contingencies
Class A common stock subject to possible redemption; 10,329,489 shares and 11,500,000 shares at redemption value at June 30, 2022 and December 31, 2021, respectively	106,910,211	116,725,000
Stockholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common share, $0.0001 par value; 100,000,000 shares authorized; 393,750 issued and outstanding, excluding 11,500,000 shares subject to possible redemption	39	39
Class B common share, par value $0.0001; 10,000,000 shares authorized; 3,000,000 issued and outstanding	301	301
Additional paid-in capital	—	—
Accumulated deficit	(10,155,280)	(11,132,804)

Total Stockholders’ Deficit	(10,154,940)	(11,132,464)

Total Liabilities and Stockholders’ Deficit	$107,150,566	$116,945,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Benessere Capital Acquisition Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Formation and operating costs	$939,518	$143,374
Franchise tax expense	50,000	83,333

Loss from operations	(989,518)	(226,707)
Other income and expenses:
Change in fair value of warrant liability	2,320,758	(734,297)
Interest earned on cash and marketable securities held in Trust Account	133,997	19,652

Other Income (Loss)	2,454,755	(714,645)

Income (Loss) before taxes	1,465,237	(941,352)
Tax expense	(11,127)	—
Net income (loss)	$1,454,110	$(941,352)

Weighted average shares outstanding of Class A common stock	11,893,750	11,893,750

Basic and diluted net income (loss) per Class A common stock	$0.10	$(0.06)

Weighted average shares outstanding of Class B common stock	3,000,000	2,875,000

Basic and diluted net income (loss) per Class B common stock	$0.10	$(0.06)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Formation and operating costs	$1,908,247	$457,302
Franchise tax expense	100,000	83,333

Loss from operations	(2,088,247)	(540,635)
Other income and expenses:
Change in fair value of warrant liability	4,885,481	5,884,933
Non-operating cost	—	(165,900)
Interest earned on cash and marketable securities held in Trust Account	177,315	37,361

Other Income	5,062,796	5,756,394

Income before taxes	3,054,549	5,215,759
Tax expense	(11,127)	—
Net income	$3,043,422	5,215,759

Weighted average shares outstanding of Class A common stock	11,893,750	11,378,000

Basic and diluted net income per Class A common stock	$0.20	$0.37

Weighted average shares outstanding of Class B common stock	3,000,000	3,875,000

Basic and diluted net income per Class B common stock	$0.20	$0.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Benessere Capital Acquisition Corp.
Condensed Consolidated Statements of Changes in Stockholders’
Deficit
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	393,750	$39	3,000,000	$301	$—	$(11,132,804)	$(11,132,464)
Remeasurement of redeemable Class A Common Stock	—	—	—	—	—	(2,065,898)	(2,065,898)
Net income	—	—	—	—	—	1,589,312	1,589,312

Balance — March 31, 2022 (restated) (1)	393,750	39	3,000,000	301	$—	(11,609,390)	(11,609,050)
Net income	—	—	—	—	—	1,454,110	1,454,110

Balance – June 30, 2022	393,750	$39	3,000,000	$301	$—	$(10,155,280)	$(10,154,940)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	3,000,000	$301	$25,799	$(38,770)	$(12,670)
Sale of units in Initial Public Offering, net	393,750	39	—	—	3,937,461	—	3,937,500
Remeasurement of redeemable Class A common stock	—	—	—	—	(3,963,260)	(13,151,981)	(17,115,241)
Net income	—	—	—	—	—	6,157,112	6,157,112

Balance — March 31, 2021	393,750	39	3,000,000	301	—	(7,033,639)	(7,033,299)
Net loss	—	—	—	—	—	(941,352)	(941,352)
Balance — June 30, 2021	393,750	$39	3,000,000	$301	$—	(7,974,991)	(7,974,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

(1)	See Note 2.

Benessere Capital Acquisition Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$3,043,422	$5,215,759
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(177,315)	(37,361)
Change in fair value of warrant liability	(4,885,481)	(5,884,933)
Changes in operating assets and liabilities:
Prepaid insurance	41,096	(90,715)
Accrued expenses	1,398,394	67,628
Franchise tax payable	100,000	83,333

Net cash used in operating activities	(479,884)	(646,289)

Cash flows from investing activities:
Withdraw of cash from Trust Account	9,814,789	—
Investment of cash in Trust Account	—	(116,725,000)

Net cash provided by (used in) investing activities	9,814,789	(116,725,000)

Cash flows from financing activities:
Proceeds from sale of Units	—	115,000,000
Proceeds from sale of Private Units	—	3,600,000
Proceeds from sale of overallotment Private Placement Units	—	337,500
Payment of offering costs	—	(994,282)
Repayment of promissory note	—	(108,200)
Redemption of redeemable shares	(11,880,687)	—
Proceeds from issuance of debt — related parties	2,065,898	—
Proceeds from advances from related party	364,000	—

Net cash (used in) provided by financing activities	(9,450,789)	117,835,018

Net change in cash	(115,884)	463,729
Cash at beginning of period	117,191	4,858

Cash at end of period	$1,307	$468,587

Non-cash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption	$2,065,898	$—

Deferred underwriting fee payable	$—	$3,450,000

Offering costs charged to additional paid-in capital	$—	$91,550
Initial classification of warrant liability	$—	$10,861,980

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
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

Going Concern and Management’s Plans
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to
$1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On November 11, 2021, the Sponsor provided a commitment to provide a
$1,000,000
non-interest
bearing loan for working capital purpose. There were
$
364,000
and $0 outstanding at June 30, 2022 and December 31, 2021.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During August 2022, the Company identified an error in its accounting in its March 31, 2022, 10-Q related to the Sponsor and eCombustible each loanin
g

to the Company $
1,032,949
to deposit into the Company’s trust account for each share of the Company’s Class A common stock outstanding. The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. The adjustment is summarized below.

	As previously reported	Adjustments	As restated
Condensed Consolidated Balance Sheet
Class A common stock subject to possible redemption	$104,844,313	$2,065,898	$106,910,211
Accumulated deficit	$(9,543,492)	$(2,065,898)	$(11,609,390)
Total Stockholders’ deficit	$(9,543,152)	$(2,065,898)	$(11,609,050)
Condensed consolidated statement of changes in stockholders’ deficit
Retained earnings (accumulated deficit)	$(9,543,492)	$(2,065,898)	$(11,609,390)
Total stockholders’ deficit	$(9,543,152)	$(2,065,898)	$(11,609,050)
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
In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of changes in stockholders’ deficit for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.
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
capital and accumulated deficit.
At June 30, 2022, the shares of redeemable class A common stock reflected in the Balance Sheet were reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(10,861,980)
Class A common stock issuance costs	(4,535,832)
Shares redeemed	(11,880,687)
Plus:
Remeasurement adjustment on redeemable common stock	19,188,710
Total Class A common stock subject to possible redemption	$106,910,211
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company has identified the United States and Florida as major tax jurisdictions. The Company is subject to examination by these taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our effective tax rate was
0.76
% and
0.00
% for the three months ended June 30, 2022 and 2021, respectively, and -
0.36
% and
0.00
% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of
21
% for the three and six months ended June 30, 2022 and 2021, due to changes in Fair Value of Warrant Liabilities and the valuation allowance on the deferred tax assets.
The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to state taxes, offering costs associated with warrants, changes in Fair Value of Warrant Liabilities and the valuation allowance on the deferred tax assets.
Net Income per Common Share
Net income per share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Company applies the two-class
method in calculating net income per common share. The remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022
Basic and diluted net income per common share	Class A	Class B
Numerator:
Allocation of net income	$1,161,213	$292,897
Denominator:
Basic and diluted weighted average shares outstanding	11,893,750	3,000,000

Basic and diluted net income per common share	$0.10	$0.10

	Six Months Ended June 30, 2022
Basic and diluted net income per common share	Class A	Class B
Numerator:
Allocation of net income	$2,430,395	$613,027
Denominator:
Basic and diluted weighted average shares outstanding	11,893,750	3,000,000

Basic and diluted net income per common share	$0.20	$0.20

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

. INITIAL PUBLIC OFFERING
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

. PRIVATE PLACEMENT
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

. RELATED PARTY TRANSACTIONS
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

Administrative Services Arrangement
The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services the company incurred $30,000 of and $60,000, respectively, of such fees for the three and six months ended June 30, 2022. As of June 30, 2022, $120,000 of administrative service fees has been incurred and is unpaid.
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

As of June 30, 2022, there was $0 outstanding.
On November 1
1
, 2021, the Sponsor provided a firm commitment to provide up to $1,000,000 in non-interest
bearing loans for working capital purposes. As of June 30, 2022, there were $364,000 of such loans outstanding.
On June 24, 2022, we
entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated January 4, 2021 (“Insider Letter”), with the Sponsor and our directors, officers or other initial stockholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of our officers and directors may make non-interest bearing loans to us to finance transaction costs in connection with our Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into our units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into our units from $1,500,000 to $5,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of BENE stockholders to be held to approve the Business Combination.
On January 12, 2022, the Company issued promissory notes (the “January Extension Notes”) in the aggregate principal amount of
$2,065,898
to each of the Sponsor and eCombustible Energy LLC (“eCombustible”), pursuant to which each of the Sponsor and eCombustible loaned to the Company
$1,032,949
to deposit into the Company’s trust account for each share of the Company’s Class A common stock that was not redeemed in connection with the extension of the Company’s termination date from January 7, 2022 to July 7, 2022. The Company deposited the funds into the Company’s trust account and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination. The January Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company.
On July 15, 2022, we issued a promissory note (the “July Extension Note,” and together with the January Extension Notes, the “Extension Notes”) in the aggregate principal amount of $1,384,161 to the Sponsor, pursuant to which the Sponsor committed to loan to the Company an aggregate amount of $1,384,161, in equal monthly draws until January 7, 2023, to deposit into the Company’s trust account for each Public Share that was not redeemed in connection with the July Extension Meeting.
The proceeds of the Extension Notes, along with the other funds in the trust account will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of our initial Business Combination.
The Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. The issuance of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

NOTE

. COMMITMENTS AND CONTINGENCIES
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

F-1
4

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

. WARRANT LIABILITY
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
NOTE

. STOCKHOLDERS’ DEFICIT
Class A Common Stock — The Company was authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 393,750 shares of Class A Common Stock issued and outstanding, excluding 10,329,489 and 11,500,000 shares of Class A Common Stock subject to possible redemption at June 30, 2022 and December 31, 2021.

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
Class B Common Stock — The Company was authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class B Common Stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,000,000 shares of Class B Common Stock issued and outstanding, including 125,000 Representative Shares (as defined and described below).
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
Preferred Shares — The Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
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

. FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Marketable securities held in Trust Account	$107,150,566	$—	$—
Warrant Liabilities:
Public Warrants	$2,070,000	$—	$—
Private Placement Warrants	$—	$—	$70,875
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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were primarily invested in U.S. Treasury Securities.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	January 7, 2021		December 31, 2021	June 30, 2022
	(Public Warrants)	(Private Warrants)	(Private Warrants)	(Private Warrants)
Exercise price	$11.50	$11.50	$11.50	$11.50
Share price	$10.00	$10.00	$10.00	$10.00
Expected term (years)	6.00	6.00	5.52	5.52
Probability of Acquisition	80.0%	80.0%	80.0%	80.0%
Volatility	5.0%	5.0%	5.0%	n/a
Risk-free rate	0.11%	0.11%	0.06%	3.02%
Dividend yield (per share)	0.00%	0.00%	0.00%	0.00%
The Public Warrants were initially valued using Level 3 fair value measurements as noted above until March 24, 2021 when they separated from the units and began trading on NASDAQ. At March 24, 2021 and through June 30, 2022 they were valued using Level 1 fair value measurements.
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from January 7, 2021 through June 30, 2022.

Fair Value Measurement Using Level 3 Inputs Total
Balance, January 7, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	10,861,980
Transfer of public warrants from Level 3 to Level 1	(6,727,500)
Change in fair value of derivative liabilities	(4,163,605)
Balance, June 30, 2022	$70,875
NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to August 23, 2022 the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the condensed financial statements.
On July 8, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from July 7, 2022 to January 7, 2023, or such earlier date as determined by the Company’s board of directors.
On July 14, 2022, stockholders holding 3,408,684 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $35,279,879 (approximately $10.35 per share) was removed from the Company’s trust account to pay such holders.

On July 15, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,384,161 to the Sponsor, pursuant to which the Sponsor loaned to the Company up to $1,384,161 (the “Extension Funds”) to deposit into the Company’s trust account for each share of the Company’s Class A common stock (“Public Shares”) that was not redeemed in connection with the
e
xtension.
The Company caused the Extension Funds to be deposited into the Trust Account, which equates to approximately $0.033 per remaining Public Share, for each month past July 7, 2022 until January 7, 2023 that the Company needs to complete an initial business combination (the “Initial Business Combination”), and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Initial Business Combination. As of July 15, 2022, an aggregate of $228,387 had been deposited into trust to support the first month of
e
xtension.
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
eCombustible Business Combination
On November 23, 2021, we entered into the Agreement and Plan of Merger (as amended on June 5, 2022, and as it may be further amended or supplemented from time to time, the “Businesss Combination Agreement”) , by and among (i) the Company, (ii) BCAC Holdings Inc., a Delaware corporation (“Pubco”), (iii) BCAC Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Purchaser Merger Sub”), (iv) BCAC Company Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Company Merger Sub”), (v) BCAC Purchaser Rep LLC, a Delaware limited liability company (the “Purchaser Representative”), in the capacity as the representative for the equity holders of Pubco (other than certain holders of eCombustible securities), (vi) Jorge Arevalo in the capacity as the representative for certain security holders of eCombustible (the “Seller Representative”) and (vii) eCombustible Energy LLC, a Delaware limited liability company (“eCombustible”). Capitalized terms used in this Report but not otherwise defined herein have the meanings given to them in the Businesss Combination Agreement.

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
The Merger Consideration will be allocated among the eCombustible Securityholders pro rata based on the number of combustible Units owned by each such holder; provided, however, that the Merger Consideration otherwise payable to the eCombustible Securityholders is subject to purchase price adjustments and also to reduction for indemnification obligations.
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
Qualified Summary
The sections above describing the Business Combination Agreement, the Voting Agreement, the Sponsor Support Agreement do not purport, and are not intended, to describe all of the terms and conditions thereof. The foregoing summary is qualified in its entirety by reference to the complete text of the Business Combination Agreement, the Voting Agreement and the Sponsor Support Agreement, copies of each of which are attached hereto as Exhibits 2.1, 10.9 and 10.10, respectively.
For more information relating to the eCombustible Business Combination and the agreements described above, please see the
Form 8-K filed
by the Company on November 30, 2021 and the Registration Statement on Form
S-4,
filed with the SEC by Pubco on February 11, 2022, as amended on April 22, 2022 and on May 16, 2022, and as may be further amended from time to time;.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.
Recent Developments
Extensions and Extension Notes
On January 7, 2022, the Company held a stockholder meeting (the “January Extension Meeting”) to extend the date by which the Company has to consummate a business combination from January 7, 2022 to July 7, 2022. As part of the meeting, stockholders redeemed 1,170,511 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $11,886,421 (approximately $10.15 per share) was removed from the Company’s trust account to pay such holders. As part of the extension meeting to extend the liquidation date to July 7, 2022, the Sponsor and eCombustible each loaned to the Company $1,032,949 to deposit into the Company’s trust account for each share of the Company’s Class A common stock (“Public Share”) that was not redeemed (the “January Extension Notes”). The January Extension Notes were non-interest
bearing and repayable on the earlier of the consummation of the Company’s business combination or the Company’s liquidation.

On July 7, 2022, the Company held a stockholder meeting (the “July Extension Meeting”) to extend the date by which the Company has to consummate a business combination from July 7, 2022 to January 7, 2023. As part of the meeting, stockholders redeemed 3,408,684 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $35,279,879 (approximately $10.35 per share) was removed from the Company’s trust account to pay such holders. As part of the extension meeting to extend the liquidation date to January 7, 2023, on July 15, 2022, the Sponsor agreed to loan to the Company an aggregate of up to $1,032,949 to deposit into the Company’s trust account for each Public Share that was not redeemed (the “July Extension Note”). The July Extension Note is
non-interest
bearing and repayable on the earlier of the consummation of the Company’s business combination or the Company’s liquidation.
Regulatory Matters
As previously disclosed in the Company’s Preliminary Proxy Statement on Schedule 14A filed on June 8, 2022, Benessere recently received a subpoena from the SEC seeking various documents regarding, among other things, meetings of our Board of Directors; communications with and the evaluation of potential targets, including eCombustible; information relating to eCombustible; and agreements with certain advisors and affiliates. In connection with the foregoing investigation, the SEC has issued an order of examination pursuant to Section 8(e) of the Securities Act with respect to BCAC Holdings ’s Registration Statement relating to the Business Combination, and a further subpoena to each of Benessere and BCAC Holdings in support thereof. Those subpoenas seek additional documents and information with respect to, among other things, our diligence efforts in examining potential targets other than eCombustible, our communications with respect thereto, and relationships between and among certain of BCAC Holdings and our officers and directors, on the one hand, and other entities (including our Sponsor and the underwriter of our initial public offering) on the other. On June 16, 2022, certain directors of Benessere were issued subpoenas by a federal grand jury sitting in the Southern District of New York in connection with an investigation involving Digital World Acquisition Corp. These subpoenas, and the underlying investigations by the Department of Justice and the SEC, can be expected to delay effectiveness of the Registration Statement, which could materially delay, materially impede, or prevent the consummation of the Business Combination. Additionally, any resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us.
Business Combination Agreement Amendment
On June 5, 2022, Benessere, BCAC Holdings, eCombustible and the other parties to the Business Combination Agreement entered into the First Amendment to Agreement and Plan of Merger (the “
Amendment
”). The Amendment amends the Business Combination Agreement to, among other things, provide that the number of shares of BCAC Holdings Class A common stock to be issued to the equityholders of eCombustible as Merger Consideration (as such term is defined in the Businesss Combination Agreement) will be based on a per share price of $10.00 rather the price at which Benessere redeems it public stockholders upon the Redemption (as such term is defined in the Businesss Combination Agreement).
The Amendment also adds a minimum cash closing condition requiring that, upon the closing of the transactions contemplated by the Business Combination Agreement (the “
Closing
”), Benessere shall have cash and cash equivalents, including funds remaining in its trust account (after giving effect to the completion and payment of the Redemption) and the proceeds of any PIPE investment, or any other alternative financing arrangement mutual agreed upon by the parties, after giving effect to the payment of unpaid expenses and liabilities, at least equal to Twenty-Five Million U.S. Dollars ($25,000,000).
Further, the Amendment extends the date by which the closing of the transactions contemplated by the Business Combination Agreement must occur, from May 23, 2022 to October 7, 2022 (the “
Outside Date
”). If the Closing has not occurred on or prior to the Outside Date, the Business Combination Agreement may be terminated by written notice by either Benessere or eCombustible.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,454,110, which consisted primarily of a $2,320,758 gain from change in fair value of warrant liability partially offset by $939,518 of operating costs.
For the three months ended June 30, 2021, we had a net loss of $941,352, which consisted primarily of a $734,297 loss from change in fair value of warrant liability and operating costs of $143,374.
For the six months ended June 30, 2022, we had net income of $3,043,422, which consisted primarily of a $4,885,481 gain from change in fair value of warrant liability partially offset by $1,908,247 of operating costs.
For the six months ended June 30, 2021, we had net income of $5,215,759, which consisted primarily of a $5,884,933 gain from change in fair value of warrant liability partially offset by $457,302 of operating costs.
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
For the six months ended June 30, 2022, net change in cash was a decrease of $115,884. Cash used in operating activities was $479,884. Net income of $3,138,555 was impacted primarily by change in warrant liability and changes in operating assets and liabilities. Cash provided by investing activities was $9,814,789 related to withdraw of funds from the trust account. Cash used in financing activities was $9,450,789 and includes redemption of redeemable shares partially offset by proceeds for related party financing.
As of June 30, 2022, we had cash and marketable securities of $107,071,029 held in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock currently authorized and outstanding, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
On February 11, 2022, the Company paid $99,200 to the SEC as a filing fee for the filing of the Pubco Registration Statement.
On March 24, 2022, the Company paid $62,500, representing 50% of the fee required under the Hart-Scott-Rodino (“HSR”) Act and the rules of the Federal Trade Commission (the “FTC”), to the FTC, for purposes of a premerger notification and HSR filing under these rules, which is customary for business combinations and required in connection with the eCombustible Business Combination. eCombustible paid the remainder of this fee to the FTC. As of June 30, 2022, we had cash of $1,307 outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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
On November 11, 2021, the Sponsor committed to providing an aggregate of up to $1,000,000 to the Company in order to finance working capital costs of the Company (the “Working Capital Loan”). As of June 30, 2022 and December 31, 2021, we had borrowed $364,000 and $0, respectively, under the Working Capital Loan.
On January 12, 2022, the Company issued promissory notes (the “January Extension Notes”) in the aggregate principal amount of $2,065,898 to each of the Sponsor and eCombustible Energy LLC (“eCombustible”), pursuant to which each of the Sponsor and eCombustible loaned to the Company $1,032,949 to deposit into the Company’s trust account for each share of the Company’s Class A common stock that was not redeemed in connection with the extension of the Company’s termination date from January 7, 2022 to July 7, 2022. The Company deposited the funds into the Company’s trust account and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination. The January Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company.
On July 15, 2022, we issued a promissory note (the “July Extension Note,” and together with the January Extension Notes, the “Extension Notes”) in the aggregate principal amount of $1,384,161 to the Sponsor, pursuant to which the Sponsor committed to loan to the Company an aggregate amount of $1,384,161, in equal monthly draws until January 7, 2023, to deposit into the Company’s trust account for each Public Share that was not redeemed in connection with the July Extension Meeting.
The proceeds of the Extension Notes, along with the other funds in the trust account will be distributed either to: (i) all of the holders of Public Shares upon our liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of our initial Business Combination.
The Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of our initial Business Combination, or (b) the date of our liquidation. The issuance of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
On June 24, 2022, we entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated January 4, 2021 (“Insider Letter”), with the Sponsor and our directors, officers or other initial stockholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of our officers and directors may make non-interest bearing loans to us to finance transaction costs in connection with our Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into our units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into our units from $1,500,000 to $5,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of BENE stockholders to be held to approve the Business Combination.
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
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest
bring basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Additionally, we have the ability to draw on the Working Capital Loan from our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
The company has incurred and expects to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While the company intends to complete the proposed Business Combination before July 7, 2023 there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.
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
In January and July, 2022, we issued the Extension Notes, described below in Related Party Loans.
Upon the IPO, our sponsor purchased an aggregate of 360,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $3,600,000. The over-allotment option has been exercised in full, the amount of placement units sold was 393,750 for an aggregate purchase price of $3,937,500. Each placement unit consists of one share of Class A common stock and three-fourths of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. Each right entitles the holder thereof to receive one-tenth
(1/10) of one Class A common stock upon consummation of our initial business combination, so you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the representative shares, the placement shares, placement warrants or the placement rights, which will expire worthless if we do not consummate a business combination by January 7, 2023. The placement units are identical to the units sold in the IPO except that (a) the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees, (b) the placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights.
Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 7, 2023 and (iii) if we fail to consummate a business combination by January 7, 2023 or if we liquidate prior to by January 7, 2023 period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by January 7, 2023. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination by January 7, 2023.

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
sheet arrangements as of June 30, 2022.
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
Related Party Loans
Working Capital Loan
On November 11, 2021, the Sponsor committed to providing an aggregate of up to $1,000,000 to the Company in order to finance working capital costs of the Company (the “Working Capital Loan”). As of June 30, 2022 and December 31, 2021, we had borrowed $364,000 and $0, respectively, under the Working Capital Loan.
Extension Notes
On January 12, 2022, we issued promissory notes (the “January Extension Notes”) in the aggregate principal amount of $2,065,898 to the Sponsor and eCombustible, pursuant to which each of the Sponsor and eCombustible loaned to the Company $1,032,949 to deposit into the Company’s trust account for each Public Share that was not redeemed in connection with the January Extension Meeting.
On July 15, 2022, we issued a promissory note (the “July Extension Note,” and together with the January Extension Notes, the “Extension Notes”) in the aggregate principal amount of $1,384,161 to the Sponsor, pursuant to which the Sponsor committed to loan to the Company an aggregate amount of $1,384,161, in equal monthly draws until January 7, 2023, to deposit into the Company’s trust account for each Public Share that was not redeemed in connection with the July Extension Meeting.
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

As required by Rules

13a-15

and

15d-15

under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s material weaknesses in accounting for complex financial instruments and accruals, the Company’s disclosure controls and procedures (as defined in Rules

13a-15

(e) and

15d-15

(e) under the Exchange Act) were not effective as of June 30, 2022.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation

of its Prior Financial Statements, the Company determined that there were errors in its accounting for its warrants and redeemable shares. Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the Prior Financial Statements. Additionally, the Company subsequently identified a material weakness related to accruals.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants and the restatement of the Prior Financials and accruals. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weaknesses and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Further, while we have processes to properly identify and record accruals we have adjusted our processes to increase communication and review amongst company employees.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, except as described below.
As previously disclosed in the Company’s Preliminary Proxy Statement on Schedule 14A filed on June 8, 2022, Benessere recently received a subpoena from the SEC seeking various documents regarding, among other things, meetings of our Board of Directors; communications with and the evaluation of potential targets, including eCombustible; information relating to eCombustible; and agreements with certain advisors and affiliates. In connection with the foregoing investigation, the SEC has issued an order of examination pursuant to Section 8€ of the Securities Act with respect to BCAC Holdings’s Registration Statement relating to the Business Combination, and a further subpoena to each of Benessere and BCAC Holdings in support thereof. Those subpoenas seek additional documents and information with respect to, among other things, our diligence efforts in examining potential targets other than eCombustible, our communications with respect thereto, and relationships between and among certain of BCAC Holdings and our officers and directors, on the one hand, and other entities (including our Sponsor and the underwriter of our initial public offering) on the other. On June 16, 2022, certain directors of Benessere were issued subpoenas by a federal grand jury sitting in the Southern District of New York in connection with an investigation involving Digital World Acquisition Corp. These subpoenas, and the underlying investigations by the Department of Justice and the SEC, can be expected to delay effectiveness of the Registration Statement, which could materially delay, materially impede, or prevent the consummation of the Business Combination. Additionally, any resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us.
Item 1A. Risk Factors.
As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement for our initial public offering (“IPO Registration Statement”, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 12, 2022 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.
Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.
Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.
There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.
In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.
On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.
If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.
As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its IPO Registration Statement. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.
Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement.
If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.
To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
There is substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.
We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.
Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.
Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1
First Amendment to Agreement and Plan of Merger, dated June 5, 2022, among BCAC Holdings, the Merger Subs, the Purchaser Representative, the Seller Representative and eCombustible (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2022).

3.1	Amendment to Amended and Restated Certificate of Incorporation. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2022).

10.1	Promissory Note issued to ARC Global Investments LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).

10.2*	Amendment to Insider Letter, by and among the Registrant and the other parties thereto, dated as of June 24, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENESSERE CAPITAL ACQUISITION CORP.

Date: August 24, 2022	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2022	By:	/s/ Francisco O. Flores
	Name:	Francisco O. Flores
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)